Form 10-Q
period 2014-09-30
MITU Resources Inc.
filed 2014-11-12
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended September 30, 2014

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (For the transition period from _____ to _____).

Commission File Number: 000-55315

MITU Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Cll 62B 32c-60, Bogota, 11011, Colombia
(Address of principal executive offices)	(Zip code)

+57 22 587 2251
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[   ] Yes [X] No

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
Yes[X] No[   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes [   ] No

     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 12, 2014 was 30,000,000.

Mitu Resources Inc.
September 30, 2014

Mitu Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	September 30,	March 31,
	2014	2014
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	14,231	21,761
Total Current Assets	14,231	21,761
Mineral properties	5,000	5,000
Total Assets	19,231	26,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	1,500	10,000
Due to related party	20,000	–
Total Liabilities	21,500	10,000
Stockholders’ Equity
Common Stock
Authorized: 70,000,000 common shares, with par value $0.001
Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(32,269)	(13,239)
Total Stockholders’ Equity	(2,269)	16,761
Total Liabilities and Stockholders’ Equity	19,231	26,761

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

				For the period from
	For the three	For the three	For the six	April 17, 2013 (date
	months ended	months ended	months ended	of inception) to
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	$	$	$	$
Revenue	–	–	–	–

Operating Expenses
Professional fees	11,000	–	16,500	–
Transfer agent fees	921	–	2,530	739
Total Operating Expenses	11,921	–	19,030	739
Net Loss	(11,921)	–	(19,030)	(739)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

		For the period
	For the six	from April 17, 2013
	months ended	(date of inception)
	September 30,	to September 30,
	2014	2013
	$	$
Operating Activities
Net loss	(19,030)	(739)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(8,500)	–
Net Cash Used In Operating Activities	(27,530)	(739)
Financing Activities
Proceeds from related party	20,000	–
Proceeds from issuance of common shares	–	30,000
Net Cash Provided By Financing Activities	20,000	30,000
Increase (Decrease) in Cash	(7,530)	29,261
Cash – Beginning of Period	21,761	–
Cash – End of Period	14,231	29,261

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

1.	Nature of Operations and Continuance of Business

Mitu Resources Inc. (the “Company”) was incorporated in the State of Nevada on April 17, 2013 and is a mineral exploration and production company engaged in the exploration, acquisition, and development of mineral properties. The Company holds nine claims in the Mitu Gold Mine in Departamento del Vaupes, Colombia and is in the process of exploring these claims, as well as raising additional capital for future acquisitions. The Company is an exploration stage company with limited transactions.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $32,269. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on its mineral property claims held in Departamento del Vaupes, Colombia as well as exploring for new mineral property claims.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. The Company’s fiscal year-end is March 31.

	b)	Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

	c)	Interim Condensed Financial Statements

These interim condensed financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

	d)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2014, the Company had no cash equivalents.

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	e)	Mineral Property Costs

The Company has been in the exploration stage since its formation on April 17, 2013 and has not yet realized any revenues from its planned operations. Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of- production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

	f)	Asset Retirement Obligations

As at September 30, 2014, the Company has no asset retirement obligations.

	g)	Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

	h)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740, Accounting for Income Taxes, as of its inception. Pursuant to ASC 740, the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

	i)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

	k)	Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures and ASC 825, Financial Instruments, an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	k)	Financial Instruments (continued)

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities. Pursuant to ASC, the fair value of cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

	l)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Mineral Property

On April 17, 2013, the Company acquired nine claims in the Mitu Gold Mines, located in Colombia, for $5,000.

4.	Due to Related Party

On September 1, 2014, loan proceeds of $20,000 were received from a Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements. You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms. These statements are only predictions. In evaluating these statements, you should consider various factors which may cause our actual results to differ materially from any forward-looking statements. Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

RESULTS OF OPERATIONS

Working Capital

	September 30, 2014	March 31, 2014
	$	$
Current Assets	14,231	21,761
Current Liabilities	21,500	10,000
Working Capital (Deficit)	(7,269)	11,761

Cash Flows

		From April 17, 2013
	Six months ended	(date of inception) to
	September 30, 2014	September 30, 2013
	$	$
Cash Flows used in Operating Activities	(27,530)	(739)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	20,000	30,000
Net increase (decrease) in Cash During Period	(7,530)	29,261

Operating Revenues

From April 17, 2013 (date of inception) to September 30, 2014, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended September 30, 2014, the Company incurred operating expenses of $11,921 comprised of $11,000 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $921 of transfer agent fees. The Company did not incur any operating expenses during the three months ended September 30, 2013.

For the six months ended September 30, 2014, the Company incurred operating expenses of $19,030 comprised of $16,500 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $2,530 of transfer agent fees. During the period from April 17, 2013 (date of inception) to September 30, 2013, the Company incurred $739 of operating expenses comprised of transfer agent fees.

For the six months ended September 30, 2014, the Company incurred a net loss of $19,030 and loss per share of $nil compared with a net loss of $739 and loss per share of $nil for the period ended September 30, 2013.

Liquidity and Capital Resources

As at September 30, 2014, the Company had cash and total assets of $14,231 compared with cash and total assets of $21,761 at March 31, 2014. The decrease in cash and total assets was due to the use of cash for operating activities which was incurred at a higher rate than the proceeds received from financing activities.

As at September 30, 2014, the Company had total liabilities of $21,500 compared with total liabilities of $10,000 at March 31, 2014. The increase in total liabilities was attributed to amounts due to related party of $20,000 with respect to cash funding from the President and Director of the Company for operational purposes.

As at September 30, 2014, the Company had a working capital deficit of $7,269 compared with a working capital surplus of $11,761 at March 31, 2014. The increase in working capital deficit was due to an increase in total liabilities due to amounts due to related party that was used to fund outstanding obligations of the Company.

Cash Flow from Operating Activities

During the period ended September 30, 2014, the Company incurred cash from operating activities of $27,530 compared with $739 during the period ended September 30, 2013. The increase in the amount of cash used for operating activities was attributed to financing of $20,000 received from the President and Director of the Company which was used to repay outstanding operating obligations with respect to the Company’s SEC filing requirements.

Cash Flow from Investing Activities

During the periods ended September 30, 2014 and 2013, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended September 30, 2014, the Company received cash of $20,000 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2013, the Company received $30,000 of cash from financing activities relating to the issuance of common shares.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that they have substantial doubt that we will be able to continue as a going concern without further financing.

Future Financings

We will continue to rely on equity sales of our Common Shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to existing stockholders. There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Trends

We are in the exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors”.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, are currently present that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of the date of this report we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Changes in and Disagreements with Accountants on Accounting Procedures and Financial Disclosure

None exist.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of September 30, 2014.

Internal Control over Financial Reporting

     There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2014.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 1A. Risk Factors

     In addition to other information set forth in this report, you should carefully consider the risk factors described in our Registration Statement on Form S-1, which was declared effective on August 28, 2014. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. (Removed and reserved)

Item 5. Other Information

     None.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(1)	Balance Sheets at September 30, 2014 (unaudited), and March 31, 2014.

(2)

Unaudited Statements of Operations for the three-month periods ended September 30, 2014 and 2013, the six-month period ended September 30, 2014 and the period from April 17, 2013 (inception) to August 31, 2011

(3)	Unaudited Statements of Cash Flows for the six-month period ended September 30, 2014 and the period from April 17, 2013 (inception) to September 30, 2014.

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITU RESOURCES INC.

Date: November 12, 2014	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

November 12, 2014	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)