Form 10-Q/A
period 2014-09-30
MITU Resources Inc.
filed 2014-11-19
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-Q/A

________________________

[   ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014 or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (For the transition period from               to               ).

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
Yes [   ]      No [   ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes      [   ] No

     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 12, 2014 was 30,000,000.

Explanatory Note

The sole purpose of this amendment no. 1 to the Form 10-Q of MITU Resources, Inc. is to file exhibit 101 to this Form.

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (#)

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002. (#)

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (#)

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (#)

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(1)	Balance Sheets at September 30, 2014 (unaudited), and March 31, 2014.

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

# Filed previously

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITU RESOURCES INC.

Date:	November 19, 2014	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

	November 19, 2014	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)

Exhibit 101