Form 10-Q
period 2014-12-31
MITU Resources Inc.
filed 2015-04-14
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2014

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from _______________to _________________).

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
Yes [X]     No [   ]

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
[X] Yes      [   ] No

       The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of March 13, 2015 was 30,000,000.

Mitu Resources Inc.
December 31, 2014

Mitu Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	December 31,	March 31,
	2014	2014
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	6,184	21,761

Total Current Assets	6,184	21,761

Mineral properties	5,000	5,000

Total Assets	11,184	26,761

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	–	10,000
Due to related party	20,000	–

Total Liabilities	20,000	10,000

Stockholders’ Equity

Common Stock
Authorized: 70,000,000 common shares, with par value $0.001
Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(38,816)	(13,239)

Total Stockholders’ Equity	(8,816)	16,761

Total Liabilities and Stockholders’ Equity	11,184	26,761

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

				For the period from
	For the three	For the three	For the nine	April 17, 2013 (date
	months ended	months ended	months ended	of inception) to
	December 31,	December 31,	December 31,	December 31,
	2014	2013	2014	2013
	$	$	$	$
Revenue	–	–	–	–

Operating Expenses

Professional fees	4,700	–	21,200	–
Transfer agent fees	1,847	–	4,377	739
Total Operating Expenses	6,547	–	25,577	739

Net Loss	(6,547)	–	(25,577)	(739)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

		For the period from
	For the nine	April 17, 2013 (date
	months ended	of inception) to
	December 31,	December 31,
	2014	2013
	$	$
Operating Activities
Net loss	(25,577)	(739)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(10,000)	–
Net Cash Used In Operating Activities	(35,577)	(739)
Financing Activities
Proceeds from related party	20,000	–
Proceeds from issuance of common shares	–	30,000
Net Cash Provided By Financing Activities	20,000	30,000
Increase (Decrease) in Cash	(15,577)	29,261
Cash – Beginning of Period	21,761	–
Cash – End of Period	6,184	29,261

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $38,816. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2014, the Company had no cash equivalents.

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

As at December 31, 2014, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments

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

	k)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the development stage. During the period ended December 31, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to development stage.

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

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2014.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2014	March 31, 2014
	$	$
Current Assets	6,184	21,761
Current Liabilities	20,000	10,000
Working Capital (Deficit)	(13,816)	11,761

Cash Flows

		From April 17, 2013
	Nine months ended	(date of inception) to
	December 31, 2014	December 31, 2013
	$	$
Cash Flows used in Operating Activities	(35,577)	(739)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	20,000	30,000
Net increase (decrease) in Cash During Period	(15,577)	29,261

Operating Revenues

From April 17, 2013 (date of inception) to the present, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended December 31, 2014, the Company incurred operating expenses of $6,547 consisting of $4,700 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $1,847 of transfer agent fees. The Company did not incur any operating expenses during the three months ended December 31, 2013.

For the nine months ended December 31, 2014, the Company incurred operating expenses of $25,577 consisting of $21,200 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $4,377 of transfer agent fees. During the period from April 17, 2013 (date of inception) to December 31, 2013, the Company incurred $739 of operating expenses consisting of transfer agent fees.

For the nine months ended December 31, 2014, the Company incurred a net loss of $25,577 and loss per share of $nil compared with a net loss of $739 and loss per share of $nil for the period ended December 31, 2013.

Liquidity and Capital Resources

As at December 31, 2014, the Company had cash of $6,184 and total assets of $11,184 compared with cash of $21,761 and total assets of $26,761 at March 31, 2014. The decrease in cash and total assets was due to the use of cash for operating activities which was incurred at a higher rate than the proceeds received from financing activities.

As at December 31, 2014, the Company had total liabilities of $20,000 compared with total liabilities of $10,000 at March 31, 2014. The increase in total liabilities was attributed to amounts due to related party of $20,000 with respect to cash funding from the President and Director of the Company for operational purposes.

As at December 31, 2014, the Company had a working capital deficit of $13,816 compared with a working capital surplus of $11,761 at March 31, 2014. The increase in working capital deficit was due to the payment of operating costs relating to the Company that was not replaced by new sources of financing during the period.

Cash Flow from Operating Activities

During the period ended December 31, 2014, the Company incurred cash from operating activities of $35,577 compared with $739 during the period ended December 31, 2013. The increase in the amount of cash used for operating activities was attributed to operating costs that were incurred by the Company for professional fees and transfer agent fees during the SEC registration process.

Cash Flow from Investing Activities

During the periods ended December 31, 2014 and 2013, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the period ended December 31, 2014, the Company received cash of $20,000 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2013, the Company received $30,000 of cash from financing activities relating to the issuance of common shares.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of December 31, 2014.

Internal Control over Financial Reporting

            There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. (Removed and reserved)

Item 5. Other Information

            None.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(1)	Balance Sheets at December 31, 2014 (unaudited), and March 31, 2014.

(2)

Unaudited Statements of Operations for the three-month periods ended December 31, 2014 and 2013, the nine-month period ended December 31, 2014 and the period from April 17, 2013 (inception) to December 31, 2014

(3)	Unaudited Statements of Cash Flows for the nine-month period ended December 31, 2014 and the period from April 17, 2013 (inception) to December 31, 2014.

* To be filed by amendment. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITU RESOURCES INC.

Date:	April 13, 2015	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

	April 13, 2015	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)