Form 10-K
period 2015-03-31
MITU Resources Inc.
filed 2015-07-14
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

Or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55315

MITU Resources Inc.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Cll 62B 32c-60, Bogota, 11011, Colombia
(address of principal executive offices)	(Zip code)

+(57) 22 587 2251
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001	None
per share

     Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]  No  [ X ]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No  [  ]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [  ]  No  [ X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K  [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller Reporting Company [ X ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes  [ X ]  No  [  ]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $30,000

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  [  ]  No  [  ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

As of the date of filing: 30,000,000 common shares

Note Regarding Forward Looking Statements:

     This Annual Report on Form 10-K may include statements that are not historical facts and are considered "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect MITU Resources Inc.’s current views about future events and financial performances. These "forward-looking" statements are identified by the use of terms and phrases such as "will," "believe," "expect," "plan," "anticipate," and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectation. These factors include, for example: regulatory and permitting issues; timing and outcome of exploration proposals; future financial performances of MITU and its projects; the estimation of mineral resources and the realization of mineral reserves; exploration, development, and production activities and estimated future production; costs of production, capital, operating and exploration expenditure estimates; additional capital requirements and acquisition; government regulation, environmental risks, reclamation and rehabilitation expenses; title disputes or claims; insurance coverage; future prices of gold and other minerals and all risk factors discussed in the sections entitled “Item A risk Factors” and item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to these and other risk factors as discussed in the sections entitled "Item 1A. Risk Factors" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. MITU Resources Inc. expressly does not undertake any duty to update forward-looking statements.

PART I

Item 1.	Business

Overview

We are a start-up exploration stage mining company with one mineral claim (the MITU Gold claim) in the Republic of Colombia. Our goal is to generate revenues through the sale of gold found and extracted from this claim. We have a specific business plan to complete exploration work on this claim and have no reason to alter this plan within the next twelve months. The company has no subsidiaries, affiliates or joint venture partners. We do not intend to enter into a merger or acquisition, have not been involved in any large purchases other than that of the MITU Gold Claim and have not been involved in any reclassification, bankruptcy or receivership since inception.

MITU Resources Inc. was incorporated under the laws of the State of Nevada April 17, 2013, by Juan Perez and another, former, officer to acquire and develop gold properties.

We acquired the MITU Gold Claim from Alvarez Explorations Inc. ("Alvarez") located in the Republic of the Colombia on April17, 2013 for the sum of $5,000. The only terms between the Company and Alvarez are the payment of the purchase price by the Company to Alvarez, and the transfer of the MITU Gold Claim from Alvarez to the Company. The MITU Gold Claim is our only mineral claim and only material asset.

In April 2013, we engaged a mining consultant, Jorge Villaneuva, to develop a Technical Report for the development of the MITU Claim. Mr. Villaneuva has proposed a two phase exploration program of this property but no exploration has yet been carried out. There are no operations underway, no facilities other than the principal executive offices and no employees other than the two executive officers.

Assuming we can raise the necessary capital, we intend to carry out the exploration program proposed on the MITU Claim. There is the distinct possibility that we will not only fail to raise the capital but fail to find a commercially viable ore body. There is no guarantee that gold or any other substance of significant value will be found. We currently do not have any ore body, products or revenues.

We lease our principal executive offices at CLL 62B 32c-60, Bogota, Colombia. Our telephone number is +57225872251.

Emerging Growth Company

We are an Emerging Growth Company as defined in the Jumpstart Our Business Startups (“JOBS”) Act.

We shall continue to be deemed an emerging growth company until the earliest of

(A) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(B) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

(C) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(D) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b -2 of title 17, Code of Federal Regulations, or any successor thereto.’.

As an emerging growth company, we are exempt from Section 404(b) of Regulation S-K. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures.

Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes.

We have elected not to opt out of the extended transition period for complying with any new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

We will be conducting exploration activities in Columbia. If the U.S. dollar loses strength to the Columbian Peso (the “COP”) our future operations may be adversely affected.

There have been no purchases of our equity securities by us since inception.

Regulation of Mining Activity- Republic of Colombia Mining Laws

We are currently in compliance with all material mining, health, safety, and environmental statutes of the Republic of Colombia.

Mining regulations in Colombia are predicated upon the principle that the subsoil and all mineral resources are property of the state and therefore may only be exploited with the permission of the National Mining Agency.

Columbian law grants the rights to explore and exploit mining reserves exclusively through mining concession agreements. These concession agreements include the exploration, construction and exploitation phases and are granted for periods of up to 30 years. The three phases covered by a concession agreement are as follows:

•

Exploration: This phase has an initial term of three years, extendible for time periods of two years up to a maximum of 11 years. During this phase, the holder may perform the technical exploration of the concession area.

•

Construction: Once the exploration term lapses the holder may begin the construction of the necessary infrastructure to perform exploitation and related activities. This phase has an initial three-year term, which may be extended for one additional year.

•	Exploitation: During the remainder of the term minus the two previous phases, the concession holder will be permitted to perform exploitation activities.

Concession agreements are granted for specific minerals within the concession area; however if the holder finds other minerals within the granted area, it may request that the mining authorities extend the object of the agreement to include them. We hold a concession agreement for the MITU Gold Claim.

Colombian laws distinguish between the environmental requirements for exploration activities and those that have to be fulfilled for construction and exploitation works. During the exploration phase, the concession holder does not need any specific environmental permit or license. There are no permitting, bonding or reclamation requirements for the exploration phase of a concession agreement.

In order to commence and perform construction and exploitation operations, however, the concession holder must obtain an environmental license. Environmental licenses include all the necessary permits and authorizations necessary for the construction and exploitation operations of a mining project.

In order to obtain an environmental license for a mining project, the concession holder must file an environmental impact assessment, which includes a description of the project, the natural renewable resources to be used and a report of the possible environmental impacts and the measures that are going to be taken to prevent, mitigate, correct or compensate them. The holder must also take out an insurance policy to cover any possible environmental damage.

The cost of complying with these environmental requirements should we determine to proceed with construction and exploitation operations cannot be determined at this time. Upon completion of exploration operations, if we decide based upon the results of those operations to proceed with construction and exploitation operations, we will be in a position to estimate the costs of complying with these environmental requirements.

We are in compliance with all governmental laws and regulations that bear upon the exploration of the MITU Gold Claim. There are no new regulations the adoption of which is probable that would affect our exploration or exploitation of the MITU Gold Claim.

Fees are due from the moment the area is declared available for the company (rather than from the time the concession contract is signed). Such fees change based on the size of the concession. The fees for the MITU Gold Claim will be $9.00 per hectare per year, or about $832.50 per year.

Once exploration is complete and the mining infrastructure is in place, the concessionaire must begin paying royalties. Royalties paid to the Colombian government consist of a percentage of the primary product and sub-products being exploited. For gold, the percentage to be paid is four percent.

Any changes to current laws in the Republic of Colombia may require additional costs and financing. These changes are unpredictable and the additional requirements may render certain exploration activities uneconomical and lead to business failure.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all metals and precious metals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for metals is affected by a number of global factors, including economic strength and resultant demand for metals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject metals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of metal, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

The mineral exploration industry is highly competitive. We are a new and exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of Columbia, the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable gold or mineral properties or interests, and we cannot give any assurance that suitable gold or mineral properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the gold or mineral industry by:

•	keeping our costs low;
•	relying on the strength of our management’s contacts; and
•	using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

None.

Research and Development

We have not incurred any research and development expenses since our inception.

Reports to Security Holders

We are subject to the reporting and other requirements of the Exchange Act and we intend to furnish our shareholders annual reports containing financial statements audited by our independent registered public accounting firm and to make available quarterly reports containing unaudited financial statements for each of the first three quarters of each fiscal year. We may also file additional documents with the Commission if they become necessary in the course of our company’s future operations.

The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our future operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products, which could have a material adverse effect on our results of future operations.

Item 1A.	Risk Factors

Please consider the following risk factors before deciding to invest in our common stock.

Any investment in our common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, and all other information contained in this report, before you decide whether to purchase our common stock. The occurrence of any of the following risks could harm our business. You may lose part or all of your investment due to any of these risks or uncertainties. Our stock is speculative and should be purchased only by those who can afford to lose their entire investment.

Risks Associated with our Company and our Industry

We are governed by only two people, which may lead to faulty corporate governance.

We have only one director – Juan Perez - and two executive officers – Mr. Perez and Nelson Rincon- who make all the decisions regarding corporate governance. These decisions will include their (executive) compensation, accounting overview, related party transactions and so on. Mr. Perez will have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval. This may lead to ineffective disclosure and accounting controls. Noncompliance with laws and regulations may result in fines and penalties. They would have the ability to take any action that they review and approve. So long as they are the sole shareholders, they would exercise control over all matters requiring shareholder approval including significant corporate transactions. We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our sole director and executive officers will own a substantial amount of common stock and will have substantial influence over our operations denying an investor an effective voice .

Mr. Rincon owns 33%, or 10,000,000, of the 30,000,000 of our outstanding common shares. Mr. Perez has 16.7%, or 5,000,000, of the 30,000,000 outstanding shares. Together, these holdings amount to almost 50% of our outstanding stock.

Our director and officers are not residents of the United States making the enforcement of liabilities against them difficult .

Our director and executive officers reside outside the United States in the Republic of Columbia. If a shareholder wishes to sue them for damages, the shareholder would have to serve on them a summons and complaint. Even if personal service is accomplished and a judgement is entered against that person, the shareholder would then have to locate the assets of that person, and register the judgement in the foreign jurisdiction where the assets are located.

Our executive officers have other business interests which may limit the amount of time they can devote to our Company.

Our executive officers have other business interests, meaning they may not have enough time to devote to our business operations. This could cause business failure. They have been devoting and in the future plan to devote only 10 hours per month to company affairs which may lead to sporadic exploration activities and periodic interruptions of business operations. Unforeseen events may cause this amount of time to become even less.

We must attract and maintain key personnel or our business will fail .

Success depends on the acquisition of key personnel. We will have to compete with other companies both within and outside the mining industry to recruit and retain competent employees. If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

We are recently formed, lack an operating history and have yet to make any revenues. If we cannot generate any profits, you may lose your entire investment .

We are a recently formed company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have no operating history and thus no way for you to measure progress or potential future success. Success has yet to be proved. Currently, there are no operations in place to produce revenue. We are exploration stage and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage. As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, we have a loss of approximately $13,239. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

We need to acquire additional financing or our company will fail.

We must obtain additional capital or our business will fail. In order to explore the claim and eventually establish operations, we must secure more funds. Currently, we have very limited resources and have already accumulated a net loss. Unless we complete the planned exploration work on the MITU Gold Claim and commence operations, we will make no money, which may result in complete loss of your investment. Financing is also needed to bring product to market. Financing may be subject to numerous factors including investor sentiment, acceptance of mining claims and so on. We currently have no arrangements for additional financing. We may also have to borrow large sums of money that require substantial capital and interest payments. We must perform mineral explorations on the MITU Gold Claim to determine if any ore reserves are present and to keep the property in good standing. The planned exploration work alone is expected to cost $19,713. On March 31, 2015, we had cash of only $6,184.

The probability of a mineral claim having profitable reserves is very small and our claim, even with large investments, may never generate a profit.

We are dependent upon our mining property for success. All anticipated future revenues would come directly from the MITU Gold Claim. Should we fail to extract and sell gold from this property, our business will fail. Mineral deposit estimates are imprecise and subject to error, and resource calculations when made may prove unreliable. Assumptions made regarding the supporting data may prove inaccurate and unforeseen events may lead to further inaccuracies. Sample variability, mining and processing adjustments, environmental changes, metal price fluctuations, and law and regulation changes are all factors that could lead to deviances from the original estimations. No assurances can be given that any mineral deposit estimate will ever be reclassified as a reserve. We have no known ore reserves. Despite future investment in exploration activities, there is no guarantee we will locate a commercially viable ore reserve. Most exploration projects do not result in discovery of commercially mineable deposits. With little capital available, we will have to limit our exploration which decreases the chances of finding a commercially viable ore body. Even if gold is identified, the MITU Gold Claim may not be put into production due to high extraction costs, low gold prices, or inadequate amount and reduced recovery rates. If the exploration activities do not suggest a commercially successful prospect then we may altogether abandon plans to develop the property.

The exploration and prospecting of minerals is speculative and extremely competitive which may make success difficult.

We face strong competition from other mining companies for the acquisition of new properties. New properties increase the probability of discovering a profitable reserve. Most companies have greater financial and managerial resources than we do and can acquire and explore attractive new mining properties. We will face similar difficulties raising new capital to expand operations against the larger, better capitalized competitors. Limited supply and unforeseen demand from larger, more competitive companies may make secure all necessary equipment and materials difficult and may result in periodic interruptions or even business failure. Success depends on a combination of many factors including but not limited to: the quality of management, technical (geological) expertise, quality of land available for exploration and the capital available for exploration.

International operations in Columbia are subject to inherent risks.

Political instability, uncertainty of the economic climate, currency fluctuations, exchange controls and taxation laws may be significant. Access to all of the equipment, supplies and materials necessary to begin exploration may not be available and delay such activity. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or materials but plan to do so when exploration begins. Exchange rate changes between the COP and the U.S. Dollar may also adversely affect success.

Our future operations may be adversely affected by future governmental and environmental regulations and permitting.

Environmental regulations may negatively affect the progression of operations and these regulations may become stricter in the future. In Columbia, all mining is regulated by the Deputy Minister of Mines and the National Mining Agency. Licenses and permits must be obtained from these entities as well as an environmental impact study developed for each mining property before starting mining activities. These are expensive and may affect the timing of operations. Pollution can be anticipated with mining activities. If we are unable to comply with current or future regulations, this may expose us to fines, penalties and litigation that could cause our business to fail.

We are subject to inherent mining hazards and risks that may result in future financial obligations.

Risks and hazards associated with the mining industry may adversely affect our operations such as but not limited to: political and country risks, industrial accidents, labor disputes, inability to retain necessary personnel or equipment, environmental hazards, unexpected geologic formations, cave-ins, landslides, flooding and monsoons, fires, explosions, power outages, processing problems. Personal injury and death could result as well as property damage, delays in mining, environmental damage, legal liability and monetary loss. We may not be able to obtain insurance to cover these risks at economically reasonable premiums. We do not carry any sort of insurance and may have difficulties obtaining such once operations start as insurance is generally sparse and cost prohibitive.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We incurred a net loss of ($44,711) for the period from April 17, 2013 (date of inception) to March 31, 2015 and we expect to incur further losses in the development of our business, which raises substantial doubt about the Company's ability to continue as a going concern. We had cash of $6,184 as at March 31, 2015. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2015, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

Our officers and director have never visited the MITU Gold Claim

If any feature of the MITU Gold Claim is obvious and might impede the claim's exploration, that feature might remain undiscovered because no officer or director of the Company has personally visited the claim.

Risks related to our stock

We may not be able to raise additional capital through the offering of more shares, and if we are able to do so it will dilute those shares issued and outstanding at the time of raise.

Raising additional capital through future offerings of common stock may be necessary for our company to continue operations, but there is no guarantee that this will be possible. Doing so will, however, dilute the total share number issued and outstanding. Financing may be achieved by issuing more shares which will increase the number of common shares outstanding. This may decrease the percentage interest held by each of our shareholders. Obtaining financing through the sale of our common stock will dilute other shareholders’ interests. As the total number of outstanding common shares increases, the equity attached to any individual share will decrease causing a dilution of shareholder ownership over the company. With little other access to funds currently, we may have to rely on this method substantially to raise additional capital.

There is no market for our common stock meaning that you may not be able to resell your shares .

Our common stock currently has no market limiting shareholders’ ability to resell them or use them as collateral. Thus, the shareholder must sell their shares privately which may prove very difficult. The shares are not currently listed on any exchange or quotation system. Private sales are more difficult and often give lower than anticipated prices.

Should a public market develop for our stock, future sales of shares may negatively affect their market price.

Even if a market develops, the shares may be sparsely traded and have wide share price fluctuations. If we succeed in receiving a quotation, the liquidity of the stock may be low despite there being a market making it difficult to get a return on the investment. The price also depends on potential investor’s feelings regarding the results of our operations, the competition of other companies’ shares, mineral prices, our ability to generate future revenues, and market perception about future mineral exploration.

Because our stock is a “penny stock”, trading of it may be restricted and limit a shareholder’s ability to buy and sell shares.

As our stock is a penny stock, there are restrictions imposed by the United States Securities and Exchange Commission’s penny stock regulations and the FINRA’s sales practice requirements. This might limit a shareholder’s ability to buy and sell their shares as broker-dealers may be less likely to engage in transactions of our common shares. A penny stock generally includes any non-NASDAQ equity security that has a market price of less than $5.00 per share. Our common stock is expected to trade well below that mark. Rules 15g-1 through 15g-9 under the Exchange Act impose sale practice and disclosure requirements on certain brokers-dealers who engage in certain transactions involving a “penny stock”.

We have not paid and do not anticipate paying cash dividends on our common stock.

Cash dividends are not currently paid on our common stock shares nor are they expected to be paid in the near future. We intend to retain our cash for the continued development of our business. Thus, you will not be able to derive any dividend income and your return on investment will solely be based on your ability to sell your shares in a secondary market.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Property Location and Description

Mitu Gold Claim project consists of one unpatented mineral claim, located in the department of Vaupes at UTM co-ordinates Latitude 1 degrees 11' 53" North and Longitude 70 degrees 10' 23" West. The mineral claim was assigned to Mitu Resources Inc. by Alvarez Explorations Inc. and said assignment was filed with the Bogota Regional office of the Ministry of Mining of the Republic of Colombia. We own 100% of this claim with no encumbrance. The area of the claim is 92.5 hectares.

There are no known environmental concerns or parks designated for any area contained within the claims. The property has no encumbrances. If advanced exploration proceeds, there may be bonding requirements for reclamation.

Except as described above, there are no material terms of the land or mineral rights securing agreements with respect to the MITU Gold Claim.

A mining license is necessary to mine the MITU Gold Claim. MITU obtained such a license, but it has expired. MITU plans to renew the license if and when it is ready to commence mining operations.

Maps of the MITU Gold claim are set forth below:

Figure 1: Departments and Capitals of Colombia

Figure 2: Approximate Co-Ordinates for Mitu, Vaupes, Colombia

COLOMBIA
PANAMA
VENEZUELA
Bogota
GUAINIA
GUAVIARE
Mitú
VAUPES
CAQUETA
AMAZONAS
ECUADOR
BRAZIL

Figure 3: Department of Vaupes, Colombia

Figure 4: Mitu, Vaupes, Colombia

Figure 5: Road Map for Mitu Gold Mine

Royalty Obligations and Other Underlying Agreements

None.

Accessibility, Climate, Local Resources, Infrastructure, and Topography

The MITU Gold Claim is located close to the Brazilian border in southeastern Colombia, in the north western part of the Department of Vaupes. It covers areas of historic placer and small scale bedrock gold mining. It is approximately 40 km west of the capital Mitu and approximately 102 km northwest of the small town of Taraira. Flying time from Bogota to Mitu, capital of Vaupes Department, is 1.35 hours.

The main routes of transportation and communication with the provinces and the municipalities of Caruru and Taraira are by air. The Vaupes River is the main waterway in the Department of Vaupes and its municipalities. Larger sailing vessels can navigate the upper portions of the river for seven months a year. A section of 54 km of road between Mitu and Monforth is passable as well as a network of 788 km of unpaved roads link the communities to each other.

Mitu is described as an area of transition between the dry plains of Orinoco and the Amazon rainforest with temperatures ranging from 24°C to 38°C (75.2 to 100.4 farenheit). There are dry and wet seasons with rainfalls ranging from 254 cm to 635 cm per year. Exploration work can be carried out unhampered throughout the year, although production may be slower during the months of April, May, and October when peak rains occur.

There is a heavy reliance on government expenditure in the form of government salaries and government subsidies to improve living conditions in the area. Other economic activities in the area consist of the collection of wild rubber and subsistence farming with the cultivation of yucca, pupuna, peppers, pineapple, sugar cane and onions. Mineral resources such as gold and ilmenite can be found as well as small percentage content of coltan tantalite.

Over 98% of the municipality is covered in tropical forests, which are part of the Forest Reserve of the Amazon so their uses are conditional. The main food crops are cassava, maize, coca, banana, sweet potato and yam cane. Various fruits are also grown in the region such as pineapple, papaya, watermelon, cocoa as well as numerous local wild fruits.

In Mitu, there is an airport named Alberto Leon Bentley which has been in operation since September 2002 with a runway length of 1850 meters long and 30 wide. The airport terminal, approximately 1620 meters square in size, handles all cargo (food, fuel, and other materials) to be distributed to interior areas in the Department of Vaupes. Freight companies operate regularly and air taxi carriers provide transport service between Mitu, the other municipalities of the department and rural indigenous communities.

A series of unpaved roads connects the town of Mitu to other communities in the interior of the department accessible by jeep. A 54 km of passable roadway links Mitu to the town of Monforth. There are numerous trails present and many of the local residents use canoes and waterways to travel between communities in the Amazon Basin

History

Numerous showings of mineralization have been discovered in the area and six prospects have achieved significant production, with the nearby Lopez Gold Claim (25 kilometers away) producing 134,000 ounces of gold annually. Gold is reported to have also been discovered in Taraira, a municipal in the Department of Vaupes approximately 95 km southeast of Mitu, where several mining explorations are currently being conducted.

Geological setting

Regional Geology of the Area

The project lies within the northwestern edge of the Neblina successor foreland basin, a large Meso- to Paleo-Proterozoic basin, which overlaps the Paleo-Proterozoic Roraima foreland basin and encompasses a large area of Brazil, as well as areas of Venezuela, Guyana and Colombia.

Deposits within these basins were derived from the Trans-Amazonian mountain range and are dominantly mature deltaic and shallow-marine sandstones such as quartz arenite and arkosic sandstones. Sedimentary strata underlying the project area and gold mineralization are belong to a group of Roraima-like have been determined. Sedimentary outliers overlie Roraima Supergroup strata further west, for which zircon from tuffs within this Supergroup are from the Paleoproterozoic age. Basin deposits in the project area overlie the eastern Proterozoic Rio Negro Amazon craton formed mostly by collisional S- and I-type granitoids which were intruded into the basement. Roraima-like sequences including deposits were deformed during the Sunsas collision along the northwestern and southwestern margins of the Amazon craton. These deposits remained buried until Late Jurassic, when they were uplifted during the Takutu rift event which preceded the drift phase of Africa and North America.

The metasedimentary sequence is comprised predominantly of quartzarenite strata with minor mudstone and siltstone intercalations and metaconglomerate beds. This sequence is the primary host to gold mineralization in the region. Meta-sedimentary strata throughout the region have been folded into a sequence of northerly-trending anticlines and synclines. Outcrop patterns suggest poly-phase folding.

The MITU Gold Claim is the located on a bedrock of native gold occurrences and numerous relatively small alluvial gold deposits. Mineralization was discovered in the area in the early 1930s and since that time has been the site of multiple small-scale placer and hard-rock gold recovery operations by individual miners. These minor operations left no disturbance or contamination on the surface or in the groundwater, and so no remediation activities will be needed. Alluvial gold deposits appear to be widespread in the region and these types of deposits have been the main target of small-scale individual miners. Native gold is readily panned from the surrounding areas, generally in areas of minor excavations and mine workings and also from creeks. Grains of native gold up to 5mm in size have been observed in rock samples from the project.

In-situ primary gold mineralization in the district occurs along trending ridges of Precambrian sedimentary stratigraphy. Quartz arenite is the main lithological unit in this metasedimentary sequence and is also the primary host of gold. Minor native gold also occurs in metaconglomerate beds in the sedimentary sequence.

Primary gold mineralization identified to date in the district appears to be strongly controlled by stratigraphy, however, it is also associated with cross-cutting structures. Mineralization occurs as fine to coarse-grained native gold hosted by narrow cryptocrystalline quartz veins. Gold mineralization also occurs as possibly detrital grains along bedding planes and as very fine interstitial grains interpreted as paleoplacer mineralization.

Mineralization is most closely associated with silica alteration at all locations, occurring as minor zones of narrow quartz veining and/or as evidently more widely distributed zones of silicification in host strata. Native gold most commonly occurs in the absence of sulfides or other opaque minerals or in association with trace to minor amounts of pyrite and/or wolframite. The presence of organic matter within the sedimentary strata has also been suggested to be important to gold mineralization.

Historic reports and preliminary investigations suggest that the district has the potential to host paleoplacer or modified paleoplacer and/or epigenetic vein- and shear-related gold mineralization. A synsedimentary origin for gold mineralization in the district is consistent with apparent lithological and stratigraphic controls on mineralization and by the widespread distribution of gold mineralization in quartz arenite dominant strata. The tentative identification of rounded and irregular-shaped gold particles in quartz sandstone also supports a synsedimentary origin since these particles closely resemble paleoplacer "micronuggets", and do not appear to be related to veining. The apparent paucity of sulfides associated with gold mineralization and the absence of significant hydrothermal alteration could also be construed as supportive of a paleoplacer origin for stratabound mineralization.

The common occurrence of native gold in narrow quartz veins and along fractures, supports either an epigenetic or remobilized paleoplacer model. The close association between mineralization and silica, as silicification of quartz arenite strata and/or as narrow quartz veinlets and the apparent association between gold and elements such as bismuth and antimony may more readily conform with an epigenetic model.

Nevertheless, a possible Paleoproterozoic age for siliciclastic deposits and therefore also for inferred detrital gold mineralization do not preclude a paleoplacer origin for gold mineralization. It is hypothesized that where regional-scale tectonic processes favored their preservation, paleoplacer gold deposits, which is thought to have formed throughout earth's history, have survived. An increase in the distribution of orogenic gold deposits globally have provided a ready source of primary gold for redistribution in Late Paleoproterozoic placers.

Both epigenetic and syngenetic paleoplacer deposit types are being targeted in exploration programs with the possibility for paleoplacer or remobilized paleoplacer and structurally controlled and/or vein-hosted gold mineralization in the district, and considering the potential economic importance associated with these styles of mineralization.

Exploration

Records indicate that no detailed exploration has been completed on the property.

Drilling Summary

No drilling has occurred on the MITU Gold Claim. Since 2000, several properties east of Mitu Gold Claim have been drilled by junior mineral exploration companies.

Sampling Method, Sample Preparation, Data Verification

All the exploration will be conducted according to generally accepted exploration procedures with methods and preparation that are consistent with generally accepted exploration practices. No samples have been taken.

No other procedures of quality control will be employed and no opinion on their absence is expressed.

Report Recommendations

A two phased exploration program to further delineate the mineralized system currently recognized on MITU Gold Claim is recommended.

The program would consist of air photo interpretation of the structures, geological mapping, both regionally and detailed on the area of the main showings, geophysical survey using both magnetic and electromagnetic instrumentation in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil sample surveying regionally to identify other areas on the claim that are mineralized and in detail on the known areas of mineralization. The effort of this exploration work is to define and enable interpretation of a follow-up diamond drill program, so that the known mineralization and the whole property can be thoroughly evaluated with the most up to date exploration techniques.

Budget

The proposed budget for the recommended work in COP 37,150,840 (USD$ 19,712) is as follows:

Phase I

1. Geological Mapping	COP 7,305,178

2. Geophysical Surveying	COP 5,345,662

TOTAL PHASE I	COP12,650,840

Phase II

1. Geochemical surveying and surface sampling (includes sample collection and essaying)	COP24,500,000

TOTAL PHASE li	COP24,500,000

GRAND TOTAL EXPLORATION	COP 37,150,840

Glossary of Mining Terms

Amphibolite	a class of metamorphic rock composed mainly of amphibole with some quartz

Andesite	a class of fine-grained rock, of volcanic origin, containing mostly plagioclase and feldspar

Anorthosite	a phaneritic, intrusive igneous rock characterized by a predominance of plagioclase feldspar

Aplite	a fine-grained granitic rock composed mostly of quartz and feldspars

Aquifer	an underground layer of water-bearing porous stone, earth, or gravel

Argile	clay

Argillite	a rock derived either from siltstone, claystone or shale that has undergone a somewhat higher degree of induration than is present in those rocks.

Assaying	laboratory examination that determines the content or proportion of a specific metal contained within a sample.

Auriferous	refers to gold (AU) or gold equivalents (AUEQ).

Basalt	a hard rock of varied mineral content; volcanic in origin, it makes up much of the Earth's crust

Bauxite	the principal ore of aluminium; a clay-like mineral, being a mixture of hydrated oxides and hydroxides.

Caldera	a large circular volcanic depression often originating due to collapse

Charnockites	any orthopyroxene-bearing granite, composed mainly of quartz, perthite or antiperthite and orthopyroxene (usually hypersthene), as an end-member of the charnockite series.

Chert

massive, dull-colored and opaque quartzite, hornstone, impure chalcedony or other flint-like mineral. By general usage in mineralogy and geology, a chert does not have a conchoidal fracture. In North American archeology the term chert occasionally is still used for various siliceous minerals (including flint) that have a conchoidal fracture; this leads to confusion between the terms flint and chert in some archeology texts.

Clay	a mineral substance made up of small crystals of silica and alumina, that is ductile when moist; the material of pre-fired ceramics; an earth material with ductile qualities

Clinopyroxene	any pyroxene that has a monoclinic crystal structure

Coal

a readily combustible black or brownish-black sedimentary rock normally occurring in rock strata in layers or veins called coal beds. The harder forms, such as anthracite coal, can be regarded as metamorphic rock because of later exposure to elevated temperature and pressure. Coal is composed primarily of carbon along with variable quantities of other elements, chiefly sulfur, hydrogen, oxygen and nitrogen.

Copper

a chemical element with the symbol Cu (Latin: cuprum) and atomic number 29. It is a ductile metal with very high thermal and electrical conductivity. Pure copper is rather soft and malleable, and a freshly- exposed surface has a pinkish or peachy color.

Cretaceous age	a geological period and system from 145 to 65 million years ago.

Crystalline	a solid material, whose constituent atoms, molecules, or ions are arranged in an orderly repeating pattern extending in all three spatial dimensions; ie. crystals.

Dolerite	A fine-grained basaltic rock

Dynamothermal	rock formed at variable temperatures

Extrusive

the mode of igneous volcanic rock formation in which hot magma from inside the Earth flows out (extrudes) onto the surface as lava or explodes violently into the atmosphere to fall back as pyroclastics or tuff. This is opposed to intrusive rock formation, in which magma does not reach the surface. The main effect of extrusion is that the magma can cool much more quickly in the open air or under seawater, and there is little time for the growth of crystals. Often, a residual portion of the matrix fails to crystallize at all, instead becoming an interstitial natural glass or obsidian.

Fault

a break in the continuity of a body of rock. It is accompanied by a movement on one side of the break or the other so that what were once parts of one continuous rock stratum or vein are now separated. The amount of displacement of the parts may range from a few inches to thousands of feet.

Feldspar

any of a large group of rock-forming minerals that, together, make up about 60% of the earth's outer crust. The feldspars are all aluminum silicates of the alkali metals sodium, potassium, calcium and barium. Feldspars are the principal constituents of igneous and plutonic rocks.

Flatmake	flat-dipping fractures

Fold	a curve or bend of a planar structure such as rock stata, bedding planes, foliation, or cleavage.

Foliation	A general term for a planar arrangement of textural or structural features in any type of rock; esp., the planar structure that results from flattening of the constituent grains of a metamorphic rock.

Formation	a distinct layer of sedimentary rock of similar composition.

Gabbro

a group of dark-colored, basic intrusive igneous rocks composed principally of basic plagioclase (commonly labradorite or bytownite) and clinopyroxene (augite), with or without olivine and orthopyroxene; also, any member of that group. It is the approximate intrusive equivalent of basalt. Apatite and magnetite or ilmenite are common accessory minerals.

Geochemistry	the study of the distribution and amounts of the chemical elements in minerals, ores, rocks, solids, water, and the atmosphere.

Geophysicist	one who studies the earth; in particular the physics of the solid earth, the earth’s magnetosphere, and the atmosphere.

Geotechnical	the study of ground stability

Gneiss

a foliated rock formed by regional metamorphism, in which bands or lens-shaped strata or bodies of rock of granular minerals alternate with bands or lens-shaped strata or bodies or rock in which minerals having flaky or elongate prismatic habits predominate

Gold

chemical element with the symbol Au (from Latin: aurum, "shining dawn") and an atomic number of 79. It has been a highly sought-after precious metal for coinage, jewelry, and other arts since the beginning of recorded history. The metal occurs as nuggets or grains in rocks, in veins and in alluvial deposits. Gold is dense, soft, shiny and the most malleable and ductile pure metal known. Pure gold has a bright yellow color and luster traditionally considered attractive, which it maintains without oxidizing in air or water. Gold is one of the coinage metals and has served as a symbol of wealth and a store of value throughout history. Gold standards have provided a basis for monetary policies. It also has been linked to a variety of symbolisms and ideologies.

Granite

highly felsic igneous plutonic rock, typically light in color; rough plutonic equivalent of rhyolite. Granite is actually quite rare in the U.S.; often the term is applied to any quartz-bearing plutonic rock.

Granodiorite

a group of coarse-grained plutonic rocks intermediate in composition between quartz diorite and quartz monzonite, and potassium feldspar, with biotite, hornblende, or more rarely, pyroxene, as the mafic component.

Granulite

fine to medium–grained metamorphic rocks that have experienced high temperatures of metamorphism, composed mainly of feldspars sometimes associated with quartz and anhydrous ferromagnesian minerals, with granoblastic texture and gneissose to massive structure. They are of particular interest to geologists because many granulites represent samples of the deep continental crust. Some granulites experienced decompression from deep in the Earth to shallower crustal levels at high temperature; others cooled while remaining at depth in the Earth.

Graphite

one of the allotropes of carbon. Unlike diamond (another carbon allotrope), graphite is an electrical conductor, a semimetal, and can be used, for instance, in the electrodes of an arc lamp. Graphite holds the distinction of being the most stable form of carbon under standard conditions.

Gypsum	a mineral consisting of the hydrated calcium sulphate. When calcined, it forms plaster of Paris.

Heavy mineral sands ore deposits a class of ore deposit which is an important source of zirconium, titanium, thorium, tungsten, rare earth elements, the industrial minerals diamond, sapphire, garnet, and occasionally precious metals or gemstones. Heavy mineral sands are placer deposits formed most usually in beach environments by concentration due to the specific gravity of the mineral grains. It is equally likely that some concentrations of heavy minerals (aside from the usual gold placers) exist within streambeds, but most are of a low grade and are relatively small.

Hydrothermal	creation of rock with fluid at high temperatures

Igneous	resulting from, or produced by, the action of great heat; with rocks, it could also mean formed from lava/magma; granite and basalt are igneous rocks

Intrusions	masses of igneous rock that, while molten, were forced into other rocks.

Iron

chemical element with the symbol Fe (Latin: ferrum) and atomic number 26. It is a metal in the first transition series. Like other group 8 elements, it exists in a wide range of oxidation states. Iron and iron alloys (steels) are by far the most common metals and the most common ferromagnetic materials in everyday use. Fresh iron surfaces appear lustrous silvery-gray, but oxidize in air. Iron is the most common element in the earth, albeit the fourth most common one in the earth's crust.

Khondalite	a granulite-facies metasedimentary rock.

Laterite	a red hard or gravel-like soil or subsoil formed in the tropics that has been leached of soluble minerals leaving insoluble iron and aluminium oxides and hydroxides; used to make bricks and roads.

Leptynite	a granulite.

Lignite	a low-grade, brownish-black coal

Limestone	An abundant rock of marine and fresh-water sediments; primarily composed of calcite (calcium carbonate); it occurs in a variety of forms, both crystalline and amorphous.

Marble

a non foliated metamorphic rock composed mostly of calcite, a crystalline form of calcium carbonate. It is formed from carbonate rocks, often limestone. It is extensively used for sculpture and as a building material.

Magnetite	a ferrimagnetic mineral with chemical formula Fe 3 O 4 , one of several iron oxides and a member of the spinel group.

Metamorphic

the mineralogical, chemical, and structural adjustment of solid rocks to physical and chemical conditions that have generally been imposed at depth below the surface zones of weathering and cementation, and that differ from the conditions under which the rocks in question originated.

Metasediment	a metamorphosed sedimentary rock

Mica	the name of a group of hydrous aluminosilicate minerals characterized by highly perfect cleavage, so that they readily separate into very thin leaves, more or less elastic.

Monzonite

an intermediate igneous intrusive rock composed of approximately equal amounts of sodic to intermediate plagioclase and orthoclase feldspars with minor amounts of hornblende, biotite and other minerals.

Ore	the natural occurring mineral from which a mineral or minerals of economic value can be extracted profitable or to satisfy social or political objectives.

Oxides	a chemical compound containing at least one oxygen atom as well as at least one other element. Most of the Earth's crust consists of oxides. Oxides result when elements are oxidized by oxygen in air.

Paragneisses	a gneiss from sedimentary rock

Peat

an accumulation of partially decayed vegetation matter. Peat forms in wetland bogs, moors, muskegs, pocosins, mires, and peat swamp forests. Peat is harvested as an important source of fuel in certain parts of the world.

Pegmatite

a very coarse-grained, intrusive igneous rock composed of interlocking grains usually larger than 2.5 cm in size; such rocks are referred to as pegmatitic. Most pegmatites are composed of quartz, feldspar and mica; in essence a granite. Rarer intermediate composition and mafic pegmatites containing amphibole, Ca- plagioclase feldspar, pyroxene and other minerals are known, found in recrystallised zones and apophyses associated with large layered intrusions.

Phosphatic nodules

black to brown, rounded mass, variable in size from a few millimeters to 30 or more centimeters. Usually consists of coprolites, corals, shells, and bones, more or less enveloped in crusts of collophane. Found in many horizons of marine origin. Also covering the ocean floors at many locations around the world.

Placers	an accumulation of valuable minerals formed by deposition of dense mineral phases in a trap site.

Precious metals

a rare, naturally occurring metallic chemical element of high economic value, which is not radioactive (excluding natural polonium, radium, actinium and protactinium). Chemically, the precious metals are less reactive than most elements, have high lustre, are softer or more ductile, and have higher melting points than other metals. Historically, precious metals were important as currency, but are now regarded mainly as investment and industrial commodities. Gold, silver, platinum, and palladium each have an ISO 4217 currency code.

Production	a “production stage” project is actively engaged in the process of extraction and beneficiation of mineral reserves to produce a marketable metal or mineral product.

Pyrite	a yellow iron sulphide mineral of little value and referred to as ‘fool’s gold’.

Pyrrhotite	a bronze-colored, magnetic iron sulphide mineral

Quartz	a common rock-forming mineral consisting of silicon and oxygen

Quartzite

a hard metamorphic rock which was originally sandstone. Sandstone is converted into quartzite through heating and pressure usually related to tectonic compression within orogenic belts. Pure quartzite is usually white to grey, though quartzites often occur in various shades of pink and red due to varying amounts of iron oxide. Other colors, such as yellow and orange, are due to other mineral impurities.

Reserve

the term “reserve” refers to that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves must be supported by a feasibility study done to bankable standards that demonstrates the economic extraction. (“Bankable standards” implies that the confidence attached to the costs and achievements developed in the study is sufficient for the project to be eligible for external debt financing.) A reserve includes adjustments to the in-situ tons and grade to include diluting materials and allowances for losses that might occur when the material is mined.

Schist	any crystalline rock having a foliated structure and hence admitting of ready division into slabs or slates.

Seismic	referring to earthquakes

Shear	a form of strain resulting from stresses that cause or tend to cause contiguous parts of a body of rock to slide relatively to each other in a direction parallel to their plane of contact.

Silica

the chemical compound silicon dioxide, also known as silica (from the Latin silex), is an oxide of silicon with a chemical formula of SiO 2 and has been known for its hardness since antiquity. Silica is most commonly found in nature as sand or quartz, as well as in the cell walls of diatoms. Silica is the most abundant mineral in the Earth's crust.

Stockwork	a complex system of structurally controlled or randomly oriented veins. Stockworks are common in many ore deposit types and especially notable in greisens. They are also referred to as stringer zones.

Stratum	one of several parallel horizontal layers of material arranged one on top of another. A layer of sedimentary rock having approximately the same composition throughout

Sulphides	an anion of sulfur in its lowest oxidation number of −2. Sulfide is also a slightly archaic term for thioethers, a common type of organosulfur compound that are well known for their bad odors.

Telluride	a compound of a metal with tellurium; metal salts of tellurane. Any organic compound of general formula R 2 Te (R not = H), the tellurium analogues of ethers. Another name for sylvanite.

Tonalite

an igneous, plutonic (intrusive) rock, of felsic composition, with phaneritic texture. Feldspar is present as plagioclase (typically oligoclase or andesine) with 10% or less alkali feldspar. Quartz is present as more than 20% of the rock. Amphiboles and pyroxenes are common accessory minerals.

UTM

the Universal Transverse Mercator (UTM) coordinate system is a grid-based method of specifying locations on the surface of the Earth that is a practical application of a 2-dimensional Cartesian coordinate system. It is used to identify locations on the earth, but differs from the traditional method of latitude and longitude in several respects. The UTM system is not a single map projection. The system instead employs a series of sixty zones, each of which is based on a specifically defined secant transverse Mercator projection.

Vein	a thin, sheet-like body of hydrothermal mineralization, principally quartz.

Wall Rock	the rock adjacent to a vein.

Wollastonite

a calcium inosilicate mineral (CaSiO 3 ) that may contain small amounts of iron, magnesium, and manganese substituting for calcium. It is usually white. It forms when impure limestone or dolostone is subjected to high temperature and pressure sometimes in the presence of silica-bearing fluids as in skarns or contact metamorphic rocks. Associated minerals include garnets, vesuvianite, diopside, tremolite, epidote, plagioclase feldspar, pyroxene and calcite. It is named after the English chemist and mineralogist William Hyde Wollaston (1766–1828).

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

No information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is required to be disclosed herein because MITU is not the operator of any mine (MITU has no subsidiaries).

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

None

Item 6.	Selected Financial Data

     The following selected financial data should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the related notes, found elsewhere in this Form 10-K.

Working Capital

	March 31, 2015	March 31, 2014
	$	$
Current Assets	6,184	21,761
Current Liabilities	25,895	10,000
Working Capital (Deficit)	(19,711)	11,761

Cash Flows

		From April 17, 2013
	Year ended March 31,	(date of inception) to
	2015	March 31, 2014
	$	$
Cash Flows used in Operating Activities	(35,577)	(3,239)
Cash Flows from (used in) Investing Activities	-	(5,000)
Cash Flows from (used in) Financing Activities	20,000	30,000
Net increase (decrease) in Cash During Period	(15,577)	21,761

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation

This discussion should be considered in conjunction with audited financial statements of the company and forward-looking statements contained here apply from this date and involve some risks and uncertainties. We are a start-up, exploration stage company. We have a limited operating history and have not yet generated or realized any revenues from our activities. We have yet to undertake any exploration activity on our sole property - the MITU Gold Claim. As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future. Our plan is to explore the MITU Gold Claim for gold; we want to proceed but lack sufficient cash to do so. The two phase exploration program will cost $6,712 (COP 12,650,840) for Phase I and $13,000 (COP 24,500,000) for Phase II. Thus, the anticipated company expenses over the next year are roughly $19,712 in exploration alone if Phase I and Phase II are undertaken. We also anticipate an additional $49,337 for expenses including professional legal and accounting services required after becoming a reporting company. No revenues have yet been earned. We do not anticipate revenues until a commercially profitable product can be extracted and sold. As exploration has not yet commenced, we remain uncertain as to whether we will ever discover profitable amounts of mineral and what the market will be for it when and if we do produce some. If conditions are favorable, then upon discovery we will enter into production. If we do not proceed then we will try to acquire an interest in another mineral claim. Should we not have sufficient funds to purchase another mineral claim outright then we may have to make a share offering to obtain an option on a property. If that succeeds then again we would try to explore with money raised by offering our stock, engaging in borrowing, or locating a joint venture partner. We have not generated any revenues, and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of gold found on the MITU Gold Claim.

To implement further exploration work on the MITU Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the MITU Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at March 31, 2015, we had $19,711 in working capital deficit. Our future financial success will depend upon the success of the exploration work on the MITU Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control, such as the market value of metals produced, mining regulations in Columbia and foreign exchange rates.

Liquidity and Capital Resources

Since inception to the present, we have raised capital through private placements of common stock aggregating $30,000 with our only two shareholders and officers. As at March 31, 2015, we had $6,184 in cash.

Our capital commitments for the coming 12 months consist of administrative expenses together with expenses associated with the completion of our planned exploration program. Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$4,650	Fees to the independent accountant for preparing the quarterly and annual financial statements.
Legal	25,000	Legal fees in connection with miscellaneous matters.
Audit	10,000	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	6,712	for Phase I
Filing Fees	475	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated	$49,337
Expenses

In the future, the Company may be forced to rely upon cash advances from its officers to meet current and future liabilities.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We will not buy any equipment unless we locate a body of ore and determine that it is economical to extract the ore from the land. We may attempt to interest other companies to undertake exploration work on the MITU Gold Claim through joint venture arrangement or even the sale of part of the MITU Gold Claim. Neither of these avenues has been pursued as of the date of this prospectus. Our geologist has recommended an exploration program for the MITU Gold Claim. However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work on Phase I recommended in the Report until we raise more money or find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our geologist. If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else. We do not intend to hire any employees at this time. All of the work on the MITU Gold Claim will be conducted by our two officers. They will be responsible for supervision, surveying, exploration, and excavation and will be capable of evaluating the information derived from the exploration and excavation including advising MITU on the economic feasibility of removing any mineralized material we may discover. Of all the possibilities of financing to meet current and future liabilities, the most likely is cash advances from our officers. However, we have no agreements with our officers for them to make such advances, and they have no obligation to do so.

The Company can operate for at least six months with its current cash balance.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a exploration stage company and have not generated any revenues from our exploration activities. We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest in the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program. We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholder.

Results of Operations

During the year ended March 31, 2015, we incurred a net loss of $31,472 comprised of $26,200 of professional fees related to our accounting, audit, and legal fees incurred as part of our SEC registration and filing requirements. We also incurred $5,272 of general and administrative costs from transfer agent fees. This compared to a net loss of $13,239 during the period from April 17, 2013 (date of inception) to March 31, 2014 for which we incurred $12,500 in professional fees and $739 in transfer agent fees. The overall increase is due to the fact that we incorporated a full year of operations in fiscal 2015 and the fact that we incurred a majority of SEC filing costs during the current fiscal period.

For the year ended March 31, 2015 and for the period from April 17, 2013 (date of inception) to March 31, 2014, we had a loss per share of $nil.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the MITU Gold Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to explore and evaluate our property efficiently.

Our anticipated exploration costs for Phase I work on the MITU Gold Claim are approximately $6,712. This figure represents the anticipated cost to us of completing only Phase I work recommended by the Report. However, should the results of this work be sufficiently encouraging to justify our undertaking Phase II work recommended in the Report at an estimated cost of $13,000, we will have to raise additional investment capital. Regardless, we will have to raise additional funds within the next 12 months in order to satisfy our ongoing cash requirements and finance anything beyond Phase I work on the MITU Gold Claim.

Balance Sheet

As at March 31, 2015, we had cash of $6,184 and total assets of $11,184 compared to cash of $21,761 and total assets of $26,761 as at March 31, 2014. The decrease in cash and total assets was attributed to the use of cash for operating expenses during the year, as the Company had more operating expenses and raised less money from financing activities compared to prior year.

We had liabilities of $25,895 at March 31, 2015 compared to $10,000 at March 31, 2014. The increase in liabilities is due to $20,000 of debt owing to the President and Director of the Company for financing of our day-to-day operations. The amount owing is unsecured, non-interest bearing, and due on demand. The increase is offset by a decrease of $4,105 in accounts payable and accrued liabilities as we repaid outstanding obligations as they became due.

During the year ended March 31, 2015, we did not have any capital transactions.

Cash Flows

Cash Flows from Operating Activities

During the year ended March 31, 2015, we used $35,577 of cash in operating activities compared to $3,239 during the period from April 17, 2013 (date of inception) to March 31, 2014. The increase in the use of cash for operating activities was attributed to an increase in overall operating activities during the year, including professional fees for accounting, audit, and legal fees.

Cash Flows from Investing Activities

During the year ended March 31, 2015, the Company has not had any investing activities. From April 17, 2013 (date of inception) to March 31, 2014, the Company acquired mineral property of $5,000.

Cash Flows from Financing Activities

During the year ended March 31, 2015, we received $20,000 from our President and Director for funding of our day-to-day operations, and the amounts owing are unsecured, non-interest bearing, and due on demand. During the period from April 17, 2013 (date of inception) to March 31, 2014, we received $30,000 from the issuance of 30,000,000 common shares.

Trends

We are in the exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described in this section or in “Risk Factors”, page 14.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

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

Our intended exploration activities depend upon our ability to obtain financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of the date hereof we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

None

Item 8.	Financial Statements and Supplementary Data

Mitu Resources Inc.
March 31, 2015

PLS CPA, A PROFESSIONAL CORP.
♦ 4725 MERCURY STREET #210 ♦ SAN DIEGO ♦ CALIFORNIA 92111♦
♦ TELEPHONE (858)722-5953 ♦ FAX (858) 761-0341 ♦ FAX (858) 433-2979
♦ E-MAIL changgpark@gmail.com ♦

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Mitu Resources, Inc.

We have audited the accompanying balance sheet of Mitu Resources, Inc. (the “Company”) as of March 31, 2015 and 2014 and the related statements of operation, changes in shareholders’ equity and cash flow for the year ended March 31, 2015 and the period from April 17, 2013 (inception) to March 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitu Resources, Inc. as of March 31, 2015 and 2014, and the result of its operation and its cash flow for the year ended March 31, 2015 and the period from April 17, 2013 (inception) to March 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/PLS CPA
____________________
PLS CPA, A Professional Corp.

July 13, 2015
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Mitu Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	March 31,
	2015	2014
	$	$
ASSETS

Current Assets

Cash	6,184	21,761
Total Current Assets	6,184	21,761

Mineral properties	5,000	5,000
Total Assets	11,184	26,761

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	5,895	10,000
Due to related party	20,000	–
Total Liabilities	25,895	10,000

Stockholders’ Equity (Deficit)

Common Stock Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(44,711)	(13,239)
Total Stockholders’ Equity (Deficit)	(14,711)	16,761
Total Liabilities and Stockholders’ Equity (Deficit)	11,184	26,761

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)

		For the period from
	For the year ended	April 17, 2013 (date of
	March 31,	inception) to
	2015	March 31, 2014
	$	$
Revenue	–	–

Operating Expenses

Professional fees	26,200	12,500
Transfer agent fees	5,272	739
Total Operating Expenses	31,472	13,239
Net Loss	(31,472)	(13,239)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

		For the period from
	For the year	April 17, 2013 (date of
	ended	inception) to March 31,
	March 31,	2014
	2015
	$	$
Operating Activities

Net loss	(31,472)	(13,239)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(4,105)	10,000

Net Cash Used In Operating Activities	(35,577)	(3,239)

Investing Activities

Acquisition of mineral properties	–	(5,000)

Net Cash Used in Investing Activities	–	(5,000)

Financing Activities

Proceeds from related party	20,000	–
Proceeds from issuance of common shares	–	30,000

Net Cash Provided By Financing Activities	20,000	30,000

Increase (Decrease) in Cash	(15,577)	21,761

Cash – Beginning of Period	21,761	–

Cash – End of Period	6,184	21,761

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statement of Stockholders’ Equity
From April 17, 2013 (date of inception) to March 31, 2015
(Expressed in U.S. dollars)

	Common Stock
			Accumulated
	Shares	Par Value	Deficit	Total
	#	$	$	$
Balance as at April 17, 2013 (date of inception)	–	–	–	–

Issuance of founder shares	30,000,000	30,000	–	30,000

Net loss for the period	–	–	(13,239)	(13,239)

Balance as at March 31, 2014	30,000,000	30,000	(13,239)	16,761

Net loss for the year	–	–	(31,472)	(31,472)

Balance as at March 31, 2015	30,000,000	30,000	(44,711)	(14,711)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $44,711. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2015 and 2014, the Company had no cash equivalents.

d)	Mineral Property Costs

The Company has been in the exploration stage since its formation on April 17, 2013 and has not yet realized any revenues from its planned operations. Mineral property acquisition costs are capitalized as incurred. Exploration and evaluation costs are expensed as incurred until proven and probable reserves are established. The Company assesses the carrying costs for impairment under ASC 360, “Property, Plant, and Equipment” at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

e)	Asset Retirement Obligations

As at March 31, 2015 and 2014, the Company has no asset retirement obligations.

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

f)	Basic and Diluted Net Loss per Share

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

g)	Income Taxes

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

h)	Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2015 and 2014, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

i)	Financial Instruments

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

j)	Recent Accounting Pronouncements

The Company has limited operations and is considered to be in the exploration stage. During the period ended September 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the Company to remove the inception to date information and all references to exploration stage.

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

j)	Recent Accounting Pronouncements

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

On April 17, 2013, the Company acquired nine claims in the Mitu Gold Mines, located in Colombia, for $5,000.

A mining license is necessary to mine the MITU Gold Claim. MITU obtained such a license, but it has expired. MITU plans to renew the license if and when it is ready to commence mining operations.

4.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

5.	Income Taxes

The Company has $44,711 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at March 31, 2015 and 2014, the Company had no uncertain tax positions.

	March 31,	March 31,
	2015	2014
	$	$

Net loss before taxes	31,472	13,239
Statutory rate	34%	34%

Computed expected tax recovery	10,701	4,501
Change in valuation allowance	(10,701)	(4,501)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2015 and 2014 after applying enacted corporate income tax rates are as follows:

	2015	2014
	$	$

Net operating losses carried forward	15,202	4,501
Valuation allowance	(15,202)	(4,501)

Net deferred tax asset	–	–

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2015, with the exception of the following:

(a)	On April 23, 2014, the Company issued a $10,000 promissory note to the President and Director of the Company. The note is unsecured, non-interest bearing, and due on demand.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2015.

Management's Report on Internal Control over Financial Reporting

     Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2015 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of March 31, 2015, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Officers

Our bylaws state that our authorized number of directors shall be not less than one and shall be set by resolution of our Board of Directors. Our Board of Directors has fixed the number of directors at one, and we currently have only one director.

Our current director and officers are as follows:

Name	Age	Position

Juan Perez	59	President and Director

Nelson Rincon	43	Secretary and Treasurer

Our director will serve in that capacity until our next annual shareholder meeting or until his successor is elected and qualified. Officers hold their positions at the will of our Board of Directors. There are no arrangements, agreements or understandings between non-management security holders and management under which non-management security holders may directly or indirectly participate in or influence the management of our affairs.

Juan Perez, 59, Director and President

Mr. Perez is a citizen of the Republic of Colombia. He graduated from Colegio El Rosario Montelibano Cordoba in 1977 and holds an ARC GIS for Geology and Mining advanced level II George Bruce Montelibano Cordoba 2002. From May 2007 to the present, he has been operations supervisor for Ashmont Resources Corp, where he supervised exploration work, geophysics, geochemistry and drilling. Mr. Perez has supervised the exploration and exploitation of two gold mines in Colombia Mr. Perez's extensive background in the mining industry led us to conclude that he should serve as our Director. Mr. Barrios has been Director and President of our company since its inception on December 11, 2012.

Nelson Rincon , 43, Secretary and Treasurer

Nelson Rincon– Secretary and Treasurer. Mr. Rincon is a citizen of the Republic of Colombia. He received a Bachelors of Commerce in Business Administration and Accounting degree in 1992 and a Masters in Business Administration in 1994, both from Universidad Nacional de Colombia, Bogota, Colombia. Since January 2005, Mr. Rincon has been a senior accountant with Santos Financial Services, Bogota, Colombia, where he advises clients as to tax and finance strategies, prepares financial statements and assists with audits.

From inception of the Company until May 26, 2014, the Company’s Secretary and Treasurer was Denise Kovalski. She was replaced by Mr. Rincon, who became Secretary and Treasurer on May 26, 2014, and sold all her stock in the Company to him on that date. Mr. Perez has been President and Director since inception of the Company. Mr. Rincon has been Secretary and Treasurer since May 26, 2014.

Currently neither Mr. Perez nor Mr. Rincon is a director or executive officer of any other mining companies. There is no guarantee that this won’t change in the future and may present a conflict of interest. A Code of Ethics has been adopted to ensure responsible conduct to its customers, employees, lenders, shareholders and other stakeholders.

Other than Mr. Rincon and Mr. Perez, we have no other employees at this time. Mr. Rincon and Mr. Perez are not paid employees. Our Officers and Director fulfill many functions that would otherwise require MITU to hire employees or outside consultants. Mr. Rincon and Mr. Perez each work full time at other jobs. Each devotes approximately 10 hours of professional time to MITU matters each month.

Other Directorships

Our director holds no other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Board of Directors and Director Nominees

Since our Board of Directors does not include a majority of independent directors, the decisions of the Board regarding director nominees are made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, at any time not less than 90 days prior to the next annual Board meeting at which the slate of director nominees is adopted, the Board will accept written submissions from proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the security holder submitting the proposed nominee believes that the nomination would be in the best interests of our security holders. If the proposed nominee is not the same person as the security holder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of the slate of director nominees submitted to security holders for election to the Board.

Some of the factors which the Board considers when evaluating proposed nominees include their knowledge of and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from each candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Conflicts of Interest

Our directors and officers are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our future operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;
•	the opportunity is within the corporation’s line of business; and
•	it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Our code of ethics obligates our directors, officers and employees to disclose potential conflicts of interest and prohibits those persons from engaging in such transactions without our consent.

Significant Employees

Other than as described above, we do not expect any other individuals to make a significant contribution to our business.

Legal Proceedings

To the knowledge of our company, during the past ten years, none of our director or executive officers:

(1)

has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i)

acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii)	engaging in any type of business practice; or

(iii)	engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)

was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)

was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)

was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

(7)

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i)	Any Federal or State securities or commodities law or regulation; or

(ii)

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8)

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons”, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Audit Committee

We do not currently have an audit committee or a committee performing similar functions. The Board of Directors as a whole participates in the review of financial statements and disclosure.

Family Relationships

There are no family relationships among our officers, directors, or persons nominated for such positions.

Executive Compensation

We have no standard arrangement to compensate our director or officers for their services in their respective capacity as directors or officers. The director and officers are not paid for meetings attended. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Currently, the director and officers receive and have received no funds or other cash considerations. There are no financial agreements with our executive officers at this time although we will reimburse them for reasonable expenses incurred during their performance. We will not pay compensation for attendance at meetings. The table below summarizes compensation:

Summary Compensation Table

						NonEquity
Name and				Stock	Options	Incentive Plan	All Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	Year	($)	($)	($)	(Number)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Juan Perez, President and Director	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nelson Rincon ,
Secretary and	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Denise Kovalski,	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary, Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Employment Agreements

We have no employment agreements with any of our executive officers.

Equity Compensation Plans, Stock Options, Bonus Plans

No such plans or options exist. None have been approved or are anticipated. No Compensation Committee exists either.

Compensation of Directors

We have no formal plan for compensating our directors for their services in the future in their capacity as directors, although such directors are expected in the future to receive options to purchase shares of our common stock as awarded by our Board of Directors or by any compensation committee that may be established.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits to our directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We do not currently have a compensation committee of the Board of Directors or a committee performing similar functions. The Board of Directors as a whole participates in the consideration of executive officer and director compensation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of the date of this report the total number of shares owned beneficially by each of our director, officers and key employees and the present owner of 5% or more of our total outstanding shares. The shareholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares. Except as indicated in the footnotes to these tables, and as affected by applicable community property laws, all persons listed have sole voting and investment power for all shares shown as beneficially owned by them.

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner(1)	Ownership(2)	Class

Common Stock	Juan Perez (President and Director), CLL 62B 32c- 60, Bogota, Colombia	5,000,000	33.3%
Common Stock	Nelson Rincon (Secretary and Treasurer), CLL 14G #82 A 55, Bogota, Colombia	10,000,000	16.7%
Total		15,000,000	50%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)

Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons. None of our officers or director has options, warrants, rights or conversion privileges outstanding.

We have no knowledge of any arrangements, including any pledge by any person of our securities, the future operation of which may at a subsequent date result in a change in our control.

We are not, to the best of our knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Certain Relationships and Related Transactions Relationships

Our executive officers are not related.

Transactions with related persons, promoters and certain control persons

To this date, and aside from the following completed transactions, there have been no agreements or transactions with the director/officers, nominees for election as directors, any principal security holders, or any relative or spouse of such named persons. There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

The Company issued an aggregate of 30,000,000 shares to Mr. Perez, director and president, and Mr. Rincon, secretary and treasurer, at the price of $0.001 per share, for an aggregate consideration of $30,000. Subsequently, they sold an aggregate of 15,000,000 to persons unrelated to the Company.

The shares issued to the officers were in consideration of their agreeing to take the initiative in developing and implementing the business plan of our company, including, among other things, providing the initial seed capital to allow our company to engage a professional geologist to assist in identifying a mineral prospect considered worthy of exploration thus enabling our company to implement its business plan

No transactions between the Selling Security Holders are known to have occurred.

Corporate Governance

Director Independence

We have determined that we do not have a director that would qualify as an “independent director” as defined by Nasdaq Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire Board of Directors acts in such capacities. We believe that our Board of Directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The Board of Directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the Board of Directors. Additionally, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14.	Principal Accounting Fees and Services

     We have engaged PLS CPA, a professional corp., as our auditors on April 25, 2014. For fiscal years 2014 and 2015, total audit fees were $0 and $10,000, respectively. We made no other payments to our auditors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

1.	Financial Statement Schedules

     Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Financial Statements or because such schedules are not required or not applicable.

2.	Exhibits

Exhibit No	Description

3.1	Certificate of Incorporation (1)

3.2	Bylaws (1)

4	Specimen Stock Certificate (1)

10.1	Transfer Agent and Registrar Agreement (1)

14	Code of Ethics (1)

31.1	Certifications of Principal Executive Officer

31.2	Certifications of Principal Financial Officer

32.1	Certification of Principal Executive Officer

32.2	Certification of Principal Financial Officer

99.1	Claim Assignment (1)

(1)	Previously filed in Amendment to Registration Statement on Form S-1 (file no. 333-196858)

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 13, 2015.

MITU Resources Inc.

By /s/ Juan Perez
Juan Perez, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Juan Perez	President (Principal Executive	July 13, 2015
Juan Perez	Officer) and Director

/s/ Nelson Rincon	Secretary and Treasurer (Principal	July 13, 2015
Nelson Rincon	Accounting and Financial Officer)