Form 10-Q
period 2015-06-30
MITU Resources Inc.
filed 2015-08-14
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2015

or

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

Mitu Resources Inc.
June 30, 2015

Mitu Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	June 30,	March 31,
	2015	2015
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	3,694	6,184

Total Current Assets	3,694	6,184

Mineral properties	5,000	5,000

Total Assets	8,694	11,184

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	7,000	5,895
Due to related party	30,000	20,000

Total Liabilities	37,000	25,895

Stockholders’ Equity

Common Stock
Authorized: 70,000,000 common shares, with par value $0.001
Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(58,306)	(44,711)

Total Stockholders’ Equity	(28,306)	(14,711)

Total Liabilities and Stockholders’ Equity	8,694	11,184

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2015	2014
	$	$

Revenue	–	–

Operating Expenses

Professional fees	8,700	5,500
Transfer agent fees	4,895	1,608

Total Operating Expenses	13,595	7,108

Net Loss	(13,595)	(7,108)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2015	2014
	$	$

Operating Activities

Net loss	(13,595)	(7,108)

Changes in operating assets and liabilities:

Prepaid expense	-	(2,000)
Accounts payable and accrued liabilities	1,105	(7,406)

Net Cash Used In Operating Activities	(12,490)	(16,514)

Financing Activities

Proceeds from related party	10,000	–
Proceeds from issuance of common shares	–	–

Net Cash Provided By Financing Activities	10,000	–

Increase (Decrease) in Cash	(2,490)	(16,514)

Cash – Beginning of Period	6,184	21,761

Cash – End of Period	3,694	5,247

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $58,306. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2015, the Company had no cash equivalents.

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

As at June 30, 2015, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

On April 23, 2015, loan proceeds of $10,000 were received from a Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2015 with the exception of:

On July 15, 2015, the Company received $20,000 from the President and Director of the Company. The loan is unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2015	March 31, 2015
	$	$
Current Assets	3,694	6,184
Current Liabilities	37,000	25,895
Working Capital (Deficit)	(33,306)	(19,711)

Cash Flows

	Three months ended	Three months ended
	June 30, 2015	June 30, 2014
	$	$
Cash Flows used in Operating Activities	(12,490)	(16,514)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	10,000	-
Net increase (decrease) in Cash During Period	(2,490)	(16,514)

Operating Revenues

From April 17, 2013 (date of inception) to the present, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended June 30, 2015, the Company incurred operating expenses of $13,595 consisting of $8,700 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $4,895 of transfer agent fees. For the three months ended June 30, 2014, the Company incurred operating expenses of 7,108 consisting of $5,500 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $1,608 of transfer agent fees.

For the three months ended June 30, 2015, the Company incurred a net loss of $13,595 and loss per share of $nil compared with a net loss of $7,108 and loss per share of $nil for the period ended June 30, 2014.

Liquidity and Capital Resources

As at June 30, 2015, the Company had cash of $3,694 and total assets of $8,694 compared with cash of $6,184 and total assets of $11,184 at March 31, 2015. The increase in cash and total assets was due to the excess of cash from financing activities over cash used in operating activities.

As at June 30, 2015, the Company had total liabilities of $37,000 compared with total liabilities of $25,895 at March 31, 2015. The increase in total liabilities was attributed to an increase in amounts due to related party of $10,000 with respect to cash funding from the President and Director of the Company for operational purposes.

As at June 30, 2015, the Company had a working capital deficit of $33,306 compared with a working capital deficit of $19,711 at March 31, 2015. The increase in working capital deficit was due to the payment of operating costs relating to the Company that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the three months ended June 30, 2015, the Company used cash in operating activities of $12,490 compared with $16,514 during the three months ended June 30, 2014. The reduction in the amount of cash used for operating activities was attributed to lower professional fees and transfer agent fees.

Cash Flow from Investing Activities

During the three-month periods ended June 30, 2015 and 2014, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the three-month period ended June 30, 2015, the Company received cash of $10,000 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the three-month period ended June 30, 2014, the Company received nil of cash from financing activities.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2015.

Internal Control over Financial Reporting

            There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2015.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

            None.

Item 3. Defaults Upon Senior Securities

            None.

Item 4. Mine Safety Disclosures

            No information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is required to be disclosed herein because we are not the operator of any mine, and we have no subsidiaries.

Item 5. Other Information

            None.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(1)	Balance Sheets at June 30, 2015 (unaudited), and March 31, 2015.

(2)	Unaudited Statements of Operations for the three-month periods ended June 30, 2015 and 2014.

(3)	Unaudited Statements of Cash Flows for the three-month period ended June 30, 2015 and 2014.

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

MITU RESOURCES INC.

Date: August 14, 2015	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2015	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)