Form 10-Q
period 2015-09-30
MITU Resources Inc.
filed 2015-11-16
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015

or

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

Indicate by check markwhether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).
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
[X] Yes          [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 6, 2015 was 30,000,000.

Mitu Resources Inc.
September 30, 2015

Mitu Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	September 30,	March 31,
	2015	2015
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	9,663	6,184
Total Current Assets	9,663	6,184
Mineral properties	5,000	5,000
Total Assets	14,663	11,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	1,500	5,895
Due to related party	50,000	20,000
Total Liabilities	51,500	25,895
Stockholders’ Equity
Common Stock Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(66,837)	(44,711)
Total Stockholders’ Equity	(36,837)	(14,711)
Total Liabilities and Stockholders’ Equity	14,663	11,184

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
	$	$	$	$
Revenue	–	–	–	–

Operating Expenses
Professional fees	5,500	11,000	14,200	16,500
Transfer agent fees	3,031	921	7,926	2,530
Total Operating Expenses	8,531	11,921	22,126	19,030
Net Loss	(8,531)	(11,921)	(22,126)	(19,030)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2015	2014
	$	$
Operating Activities
Net loss	(22,126)	(19,030)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,395)	(8,500)
Net Cash Used In Operating Activities	(26,521)	(27,530)
Financing Activities
Proceeds from related party	30,000	20,000
Net Cash Provided By Financing Activities	30,000	20,000
Increase (Decrease) in Cash	3,479	(7,530)
Cash – Beginning of Period	6,184	21,761
Cash – End of Period	9,663	14,231

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $66,837. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on its mineral property claims held in Departamento del Vaupes, Colombia as well as exploring for new mineral property claims.

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. T he Company’s fiscal year-end is March 31.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2015, the Company had no cash equivalents.

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

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

As at September 30, 2015, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

F-6

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)
(unaudited)

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

At September 30, 2015, the Company owed $50,000 (March 31, 2015 - $20,000) to the President and Director of the Company for financing of the Company’s day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2015.

F-7

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2015	March 31, 2015
	$	$
Current Assets	9,663	6,184
Current Liabilities	51,500	25,895
Working Capital (Deficit)	(41,837)	(19,711)

Cash Flows

	Six months ended	Six months ended
	September 30, 2015	September 30, 2014
	$	$
Cash Flows used in Operating Activities	(26,521)	(27,530)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	30,000	20,000
Net increase (decrease) in Cash During Period	3,479	(7,530)

Operating Revenues

From April 17, 2013 (date of inception) to the present, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended September 30, 2015, the Company incurred operating expenses of $8,531 consisting of $5,500 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $3,031 of transfer agent fees. For the three months ended September 30, 2014, the Company incurred operating expenses of $11,921 consisting of $11,000 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $921 of transfer agent fees. The decrease in professional fees is due to the fact that the Company incurred less legal fees during the current period as operations were minimal.

For the six months ended September 30, 2015, the Company incurred operating expenses of $22,126 compared to $19,030 for the six months ended September 30, 2015. The increase in operating expenses was attributed to an increase in transfer agent and filing fees offset by a decrease in professional fees.

For the six months ended September 30, 2015, the Company incurred a net loss of $22,126 and loss per share of $nil compared with a net loss of $19,030 and loss per share of $nil for the period ended September 30, 2014.

Liquidity and Capital Resources

As at September 30, 2015, the Company had cash of $9,663 and total assets of $14,663 compared with cash of $6,184 and total assets of $11,184 at March 31, 2015. The increase in cash and total assets was due to the excess of cash from financing activities over cash used in operating activities.

As at September 30, 2015, the Company had total liabilities of $51,500 compared with total liabilities of $25,895 at March 31, 2015. The increase in total liabilities was attributed to an increase in amounts due to related party of $30,000 with respect to cash funding from the President and Director of the Company for operational purposes.

As at September 30, 2015, the Company had a working capital deficit of $41,837 compared with a working capital deficit of $19,711 at March 31, 2015. The increase in working capital deficit was due to the payment of operating costs relating to the Company that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the six months ended September 30, 2015, the Company used cash in operating activities of $26,521 compared with $27,530 during the six months ended September 30, 2014. The use of cash for operating activities were consistent on a year-to-year basis as the Company has minimal operations and no significant changes in their operations compared to prior year.

Cash Flow from Investing Activities

During the six month periods ended September 30, 2015 and 2014, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six month period ended September 30, 2015, the Company received cash of $30,000 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the six months ended September 30, 2014, the Company received $20,000 of cash from financing activities.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2015.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2015.

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

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(1)	Balance Sheets at September 30, 2015 (unaudited), and March 31, 2015.

(2)	Unaudited Statements of Operations for the six-month periods ended September 30, 2015 and 2014.

(3)	Unaudited Statements of Cash Flows for the six-month period ended September 30, 2015 and 2014.

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

MITU RESOURCES INC.

Date: November 13, 2015	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

November 13, 2015	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)