Form 10-Q
period 2015-12-31
MITU Resources Inc.
filed 2016-02-23
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 2015

or

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
[X] Yes          [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of February 22, 2016 was 30,000,000.

Mitu Resources Inc.
December 31, 2015

Mitu Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	December 31,	March 31,
	2015	2015
	$	$
	(unaudited)
ASSETS
Current Assets
Cash	1,134	6,184
Total Current Assets	1,134	6,184
Mineral properties	5,000	5,000
Total Assets	6,134	11,184

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	–	5,895
Due to related party	50,000	20,000
Total Liabilities	50,000	25,895
Stockholders’ Equity
Common Stock Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(73,866)	(44,711)
Total Stockholders’ Equity	(43,866)	(14,711)
Total Liabilities and Stockholders’ Equity	6,134	11,184

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three	For the nine	For the nine
	months ended	months ended	months ended	months ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014
	$	$	$	$
Revenue	–	–	–	–

Operating Expenses
Professional fees	5,500	4,700	19,700	21,200
Transfer agent fees	1,529	1,847	9,455	4,377
Total Operating Expenses	7,029	6,547	29,155	25,577
Net Loss	(7,029)	(6,547)	(29,155)	(25,577)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the nine	For the nine
	months ended	months ended
	December 31,	December 31,
	2015	2014
	$	$
Operating Activities
Net loss	(29,155)	(25,577)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(5,895)	(10,000)
Net Cash Used In Operating Activities	(35,050)	(35,577)
Financing Activities
Proceeds from related party	30,000	20,000
Net Cash Provided By Financing Activities	30,000	20,000
Decrease in Cash	(5,050)	(15,577)
Cash – Beginning of Period	6,184	21,761
Cash – End of Period	1,134	6,184

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $73,866. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2015, the Company had no cash equivalents.

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

As at December 31, 2015, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

At December 31, 2015, the Company owed $50,000 (March 31, 2015 - $20,000) to the President and Director of the Company for financing of the Company’s day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after December 31, 2015.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2015	March 31, 2015
	$	$
Current Assets	1,134	6,184
Current Liabilities	50,000	25,895
Working Capital (Deficit)	(48,866)	(19,711)

Cash Flows

	Nine months ended	Nine months ended
	December 31, 2015	December 31, 2014
	$	$
Cash Flows used in Operating Activities	(35,050)	(35,577)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	30,000	20,000
Net increase (decrease) in Cash During Period	(5,050)	(15,577)

Operating Revenues

From April 17, 2013 (date of inception) to the present, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended December 31, 2015, the Company incurred operating expenses of $7,029 consisting of $5,500 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $1,529 of transfer agent fees. For the three months ended December 31, 2014, the Company incurred operating expenses of $6,547 consisting of $4,700 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $1,847 of transfer agent fees. The increase in professional fees is due to the fact that the Company incurred more legal fees compared to prior year.

For the nine months ended December 31, 2015, the Company incurred operating expenses of $29,155 compared to $25,577 for the nine months ended December 31, 2014. The increase in operating expenses was attributed to an increase in transfer agent and filing fees offset by a decrease in professional fees.

For the nine months ended December 31, 2015, the Company incurred a net loss of $29,155 and loss per share of $nil compared with a net loss of $25,577 and loss per share of $nil for the period ended December 31, 2014.

Liquidity and Capital Resources

As at December 31, 2015, the Company had cash of $1,134 and total assets of $6,134 compared with cash of $6,184 and total assets of $11,184 at March 31, 2015. The decrease in cash and total assets was due to the excess of cash used for operating activities compared to cash from financing activities.

As at December 31, 2015, the Company had total liabilities of $50,000 compared with total liabilities of $25,895 at March 31, 2015. The increase in total liabilities was attributed to an increase in amounts due to related party of $30,000 with respect to cash funding from the President and Director of the Company for operational purposes offset by a decrease in accounts payable and accrued liabilities as the Company repaid all outstanding obligations as at December 31, 2015.

As at December 31, 2015, the Company had a working capital deficit of $48.866 compared with a working capital deficit of $19,711 at March 31, 2015. The increase in working capital deficit was due to the payment of operating costs relating to the Company that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the nine months ended December 31, 2015, the Company used cash in operating activities of $35,050 compared with $35,577 during the nine months ended December 31, 2014. The use of cash for operating activities were consistent on a year-to-year basis as the Company has minimal operations and no significant changes in their operations compared to prior year.

Cash Flow from Investing Activities

During the nine month periods ended December 31, 2015 and 2014, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine month period ended December 31, 2015, the Company received cash of $30,000 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the nine months ended December 31, 2014, the Company received $20,000 of cash from financing activities.

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

Trends

We are in the exploration stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future. We are unaware of any known trends, events or uncertainties that have had, or are reasonably likely to have, a material impact on our business or income, either in the long term or short term, other than as described in this section or in “Risk Factors”.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of December 31, 2015.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2015.

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

(1) Balance Sheets at December 31, 2015 (unaudited), and March 31, 2015.

(2)

Unaudited Statements of Operations for the three-month periods ended December 31, 2015 and 2014, the nine-month period ended December 31, 2015 and the period from April 17, 2013 (inception) to December 31, 2015

(3) Unaudited Statements of Cash Flows for the nine-month period ended December 31, 2015 and the period from April 17, 2013 (inception) to December 31, 2015.

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITU RESOURCES INC.

Date: February 22, 2016	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

February 22, 2016	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)