Form 10-Q/A
period 2015-12-31
MITU Resources Inc.
filed 2016-03-02
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

[ X ]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934 for the quarterly period ended December 31, 2015

or

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

Yes  [ X ]  No  [  ]

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).

Yes  [ X ]  No  [  ]

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

Yes  [ X ]  No  [  ]

     The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of February 22, 2016 was 30,000,000.

Explanatory Note

     This amendment is filed for the sole purpose of filing Exhibit 101 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1).

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (1).

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1).

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (1).

101	*

The following materials from this Quarterly Report on Form 10-Q for the quarter ended August 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets at December 31, 2015 (unaudited) and March 31, 2015; (ii) Unaudited Statements of Operations for the three- month periods ended December 31, 2015 and 2014, the nine-month period ended December 31, 2015 and the period from April 17, 2013 (inception) to December 31, 2015; and (iii) Unaudited Statements of Cash Flows for the nine-month period ended December 31, 2015 and the period from April 17, 2013 (inception) to December 31, 2015.

(1) Previously filed
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

MITU RESOURCES INC.

Date: March 2, 2016	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

March 2, 2016	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)