Form 10-K
period 2016-03-31
MITU Resources Inc.
filed 2016-06-29
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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
Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]     No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [  ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes [X]     No [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter. $30,000

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PROCEEDING FIVE YEARS

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

We are a recently formed company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have no operating history and thus no way for you to measure progress or potential future success. Success has yet to be proved. Currently, there are no operations in place to produce revenue. We are exploration stage and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage. As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, we have a loss of approximately $85,664. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

We incurred a net loss for the period from April 17, 2013 (date of inception) to March 31, 2016 and we expect to incur further losses in the development of our business, which raises substantial doubt about the Company's ability to continue as a going concern. We are in the development stage and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2016, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Maps of the MITU Gold claim are set forth below:

COLOMBIA
Political Map
CARIBBEAN SEA
San Andres
Providencia Island
San Andres
Santa Marta
Riohacha
ATLANTICO
LA GUARJIRA
Valleduapar
MAGDALENA
CESAR
PANAMA
Monteria
SUCRE
CORDOBA
NORTE DE SANTANDER
Cucuta
VENEZUELA
Isla Del Ray
Gulf of Panama
BOLIVAR
CHOCO
ANTIOQUIA
Bucaramange
Arauca
Medellin
SANTANDER
ARAUCA
Quibdo
Puerto Carreno
CALDAS
BOYACA
CASANARE
RISARALDA
Yopal
VICHADA
CUNDINAMARCA
QUINDIO
BOGOTA
Villavicencio
VALLE DEL CAUCA
TOLIMA
Inirida
Cali
PACIFIC OCEAN
Neiva
META
GUAINIA
CAUCA
San Jose del Guaviare
Popayan
HUILA
GUAVIARE
NARINO
Florencia
Mitu
Pasto
Mocoa
VAUPES
PUTUMAYO
CAQUETA
ECUADOR
BRAZIL
AMAZONAS
LEGEND
International Boundary
State Boundary
National Capital
State Capital
PERU
0
200Km
Leticia
Copyright © 2013 www.mapsofworld.com
(Updated on 25th January, 2013)

Figure 1: Departments and Capitals of Colombia

Puerto Rico (U.S.A.)
70W
ST. KITTS AND NEVIS
DOMINICA
ST. LUCIA
GRENADA
10N
ARAGUA
PANAMA
VENEZUELA
COLOMBIA
Mitú
0
ECUADOR

Figure 2: Approximate Co-Ordinates for Mitu, Vaupes, Colombia

COLOMBIA
PANAMA
VENEZUELA
Bogotá
GUAINIA
GUAVIARE
Mitú
CAQUETA
VAUPES
ECUADOR
AMAZONAS
BRAZIL

Figure 3: Department of Vaupes, Colombia

GUAINÍA
GUAVIARE
BRASIL
CAQUETÁ
AMAZONAS
VAUPÉS
MITÚ
CORREGIMIENTO DEPARTAMENTAL PAPANAUA
CORREGIMIENTO DEPARTAMENTAL YAVARETÉ
CORREGIMIENTO DEPARTAMENTAL PACOA
MESA YAMBI
MESA CUBIYÚ
CURURÚ
TARAIRA
YAVARETÉ
CONVENCIONES
Capital departamental
Cabecera municipal
Corregimiento Departamental
Corregimiento Municipal
Inspección de Policía
Caserío y/o Sitio
Límite departamental
Límite municipal

Figure 4: Mitu, Vaupes, Colombia

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

Budget

The proposed budget for the recommended work in COP 37,150,840 (USD$ 19,712) is as follows:

Phase I

1. Geological Mapping	COP 7,305,178

2. Geophysical Surveying	COP 5,345,662

TOTAL PHASE I	COP12,650,840

Phase II

1. Geochemical surveying and surface sampling (includes sample collection and essaying)	COP24,500,000

TOTAL PHASE lI	COP24,500,000

GRAND TOTAL EXPLORATION	COP37,150,840

Glossary of Mining Terms

Amphibolite	a class of metamorphic rock composed mainly of amphibole with some quartz

Andesite	a class of fine-grained rock, of volcanic origin, containing mostly plagioclase and feldspar

Anorthosite	a phaneritic, intrusive igneous rock characterized by a predominance of plagioclase feldspar

Aplite	a fine-grained granitic rock composed mostly of quartz and feldspars

Aquifer	an underground layer of water-bearing porous stone, earth, or gravel

Argile	clay

Argillite	a rock derived either from siltstone, claystone or shale that has undergone a somewhat higher degree of induration than is present in those rocks.

Assaying	laboratory examination that determines the content or proportion of a specific metal contained within a sample
.
Auriferous	refers to gold (AU) or gold equivalents (AUEQ).

Basalt	a hard rock of varied mineral content; volcanic in origin, it makes up much of the Earth's crust

Bauxite	the principal ore of aluminium; a clay-like mineral, being a mixture of hydrated oxides and hydroxides.

Caldera	a large circular volcanic depression often originating due to collapse

Charnockites	any orthopyroxene-bearing granite, composed mainly of quartz, perthite or antiperthite and orthopyroxene (usually hypersthene), as an end-member of the charnockite series.

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

Working Capital

	March 31, 2016	March 31, 2015
	$	$
Current Assets	5,842	6,184
Current Liabilities	61,506	25,895
Working Capital (Deficit)	(55,664)	(19,711)

Cash Flows

	Year ended March 31,	Year ended March 31,
	2016	2015
	$	$
Cash Flows used in Operating Activities	(40,342)	(35,577)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	40,000	20,000
Net increase (decrease) in Cash During Period	(342)	(15,577)

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

To implement further exploration work on the MITU Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the MITU Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at March 31, 2016, we had $55,664 in working capital deficit. Our future financial success will depend upon the success of the exploration work on the MITU Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control, such as the market value of metals produced, mining regulations in Columbia and foreign exchange rates.

Liquidity and Capital Resources

Since inception to the present, we have raised capital through private placements of common stock aggregating $30,000 with our only two shareholders and officers. As at March 31, 2016, we had $5,842 in cash.

Our capital commitments for the coming 12 months consist of administrative expenses together with expenses associated with the completion of our planned exploration program. Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$4,650	Fees to the independent accountant for preparing the quarterly and annual financial statements.
Legal	25,000	Legal fees in connection with miscellaneous matters.
Audit	10,000	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	6,712	for Phase I
Filing Fees	475	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000
Estimated Expenses	$49,337

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are an exploration stage company and have not generated any revenues from our exploration activities. We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

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

Results of Operations

During the year ended March 31, 2016, we incurred a net loss of $40,953 comprised of $25,200 of professional fees related to our accounting, audit, and legal fees incurred as part of our SEC filing requirements, and $5,000 for the impairment on the MITU gold claim. We also incurred $10,753 of general and administrative costs from transfer agent fees. This compared to a net loss of $31,472 during the year ended March 31, 2015 for which we incurred $26,200 in professional fees and $5,272 in transfer agent fees. The overall increase is due to increases in transfer agent and general and administrative costs and impairment of mineral right properties.

For the years ended March 31, 2016 and 2015, we incurred a loss per share of $nil.

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

Balance Sheets

As at March 31, 2016, we had cash and total assets of $5,842 compared to cash of $6,184 and total assets of $11,184 as at March 31, 2015. The decrease in cash and total assets was attributed to the impairment of the MITU gold claim of $5,000 in fiscal 2016 and the use of cash for operating expenses during the year, as the Company had more operating expenses and raised less money from financing activities compared to prior year.

We had liabilities of $61,506 at March 31, 2016 compared to $25,895 at March 31, 2015. The increase in liabilities is due to an additional $40,000 of debt owing to the President and Director of the Company for financing of our day-to-day operations. The amount owing is unsecured, non-interest bearing, and due on demand. The increase is offset by a decrease of $4,389 in accounts payable and accrued liabilities as we repaid outstanding obligations as they became due.

During the years ended March 31, 2016 and 2015, we did not have any capital transactions.

Cash Flows

Cash Flows from Operating Activities

During the year ended March 31, 2016, we used $40,342 of cash in operating activities compared to $35,577 during the year ended March 31, 2015. The increase in the use of cash for operating activities was attributed to an increase in overall operating activities during the year.

Cash Flows from Investing Activities

During the years ended March 31, 2016 and 2015, the Company has not had any investing activities.

Cash Flows from Financing Activities

During the year ended March 31, 2016, we received $40,000 from our President and Director for funding of our day-to-day operations compared to $20,000 during the year ended March 31, 2015. The amounts owing are unsecured, non-interest bearing, and due on demand.

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
March 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Mitu Resources, Inc.

We have audited the accompanying balance sheet of Mitu Resources, Inc. (the “Company”) as of March 31, 2016 and 2015 and the related statements of operation, changes in shareholders’ equity and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitu Resources, Inc. as of March 31, 2016 and 2015, and the result of its operation and its cash flow for the years then ended in conformity with U.S. generally accepted accounting principles.

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

June 29, 2016
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Mitu Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	March 31,
	2016	2015
	$	$

ASSETS

Current Assets

Cash	5,842	6,184
Total Current Assets	5,842	6,184
Mineral properties	–	5,000
Total Assets	5,842	11,184

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	1,506	5,895
Due to related party	60,000	20,000
Total Liabilities	61,506	25,895

Stockholders’ Deficit

Common Stock Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000
Accumulated Deficit	(85,664)	(44,711)
Total Stockholders’ Deficit	(55,664)	(14,711)
Total Liabilities and Stockholders’ Deficit	5,842	11,184

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)

	For the year ended	For the year ended
	March 31,	March 31,
	2016	2015
	$	$

Revenue	–	–

Operating Expenses

Impairment of mineral properties	5,000	–
Professional fees	25,200	26,200
Transfer agent fees	10,753	5,272
Total Operating Expenses	40,953	31,472
Net Loss	(40,953)	(31,472)
Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	For the year	For the year
	ended	ended
	March 31,	March 31,
	2016	2015
	$	$
Operating Activities
Net loss	(40,953)	(31,472)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	5,000	–
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,389)	(4,105)
Net Cash Used In Operating Activities	(40,342)	(35,577)
Financing Activities
Proceeds from related party	40,000	20,000
Net Cash Provided By Financing Activities	40,000	20,000
Decrease in Cash	(342)	(15,577)
Cash – Beginning of Period	6,184	21,761
Cash – End of Period	5,842	6,184

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statement of Stockholders’ Equity
From March 31, 2014 – March 31, 2016
(Expressed in U.S. dollars)

	Common Stock
			Accumulated
	Shares	Par Value	Deficit	Total
	#	$	$	$
Balance as at March 31, 2014	30,000,000	30,000	(13,239)	16,761
Net loss for the year	–	–	(31,472)	(31,472)
Balance as at March 31, 2015	30,000,000	30,000	(44,711)	(14,711)
Net loss for the year	–	–	(40,953)	(40,953)
Balance as at March 31, 2016	30,000,000	30,000	(85,664)	(55,664)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $85,664. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to secure additional funds through future debt or equity financings. to conduct exploration and drilling on its mineral property claims held in Departamento del Vaupes, Colombia as well as exploring for new mineral property claims. Such financings may not be available or may not be available on reasonable terms.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2016 and 2015, the Company had no cash equivalents.

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

As at March 31, 2016 and 2015, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2016 and 2015, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company’s financial instruments consist principally of cash, accounts payable and accrued liabilities, and amounts due to a related party. Pursuant to ASC, the fair value of cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

3.	Mineral Property

On April 17, 2013, the Company acquired nine claims in the Mitu Gold Mines, located in Colombia, for $5,000.

A mining license is necessary to mine the MITU Gold Claim. MITU obtained such a license, but it has expired. At March 31, 2016, the Company recorded an impairment charge of $5,000 on the MITU gold claim.

4.	Due to Related Party

At March 31, 2016, the Company owed $60,000 (2015 - $20,000) to the President and Director of the Company for financing of the Company’s day-to-day operations. The amounts owing are unsecured, non-interest bearing, and due on demand.

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Income Taxes

The Company has $80,664 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at March 31, 2016 and 2015, the Company had no uncertain tax positions.

	March 31,	March 31,
	2016	2015
	$	$

Net loss before taxes	40,953	31,472
Statutory rate	34%	34%

Computed expected tax recovery	13,924	10,701
Change in valuation allowance	(13,924)	(10,701)
Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2016 and 2015 after applying enacted corporate income tax rates are as follows:

	2016	2015
	$	$

Net operating losses carried forward	29,126	15,202
Valuation allowance	(29,126)	(15,202)
Net deferred tax asset	–	–

7.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2016.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2016.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2016 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of March 31, 2016, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

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

Our current director and officers are as follows:

Name	Age	Position

Juan Perez	60	President and Director

Nelson Rincon	44	Secretary and Treasurer

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

Juan Perez, Director and President

Mr. Perez is a citizen of the Republic of Colombia. He graduated from Colegio El Rosario Montelibano Cordoba in 1977 and holds an ARC GIS for Geology and Mining advanced level II George Bruce Montelibano Cordoba 2002. From May 2007 to the present, he has been operations supervisor for Ashmont Resources Corp, where he supervised exploration work, geophysics, geochemistry and drilling. Mr. Perez has supervised the exploration and exploitation of two gold mines in Colombia Mr. Perez's extensive background in the mining industry led us to conclude that he should serve as our Director. Mr. Perez has been Director and President of our company since its inception on April 17, 2013.

Nelson Rincon , Secretary and Treasurer

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

Summary Compensation Table

						NonEquity
Name and				Stock	Options	Incentive Plan	All Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation
Position	Year	($)	($)	($)	(Number)	($)	($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Juan Perez,	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
President and	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Nelson Rincon ,	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary and
Treasurer	2015	-0-	-0	-0	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Denise Kovalski,	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary, Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner(1)	Ownership(2)	Class

Common Stock	Juan Perez (President and Director), CLL 62B 32c-	10,000,000	33.3%
	60, Bogota, Colombia
Common Stock	Nelson Rincon (Secretary and Treasurer),	5,000,000	16.7%
	CLL 14G #82 A 55, Bogota, Colombia
Total		15,000,000	50%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Item 14. Principal Accounting Fees and Services

We have engaged PLS CPA, a professional corp., as our auditors on April 25, 2014. For fiscal years 2014, 2015 and 2016 total audit fees were $0, $10,000 and 10,000, respectively. We made no other payments to our auditors.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2016.

MITU Resources Inc.

By /s/ Juan Perez

Juan Perez, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Juan Perez	President (Principal Executive	June 28, 2016
Juan Perez	Officer) and Director

/s/ Nelson Rincon	Secretary and Treasurer (Principal	June 28 , 2016
Nelson Rincon	Accounting and Financial Officer)