Form 10-Q
period 2016-06-30
MITU Resources Inc.
filed 2016-08-16
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
[X] Yes        [   ] No

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
[X] Yes        [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of August 15, 2016 was 30,000,000.

Mitu Resources Inc.
June 30, 2016

Mitu Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	June 30,	March 31,
	2016	2016
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	6,844	5,842

Total Assets	6,844	5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	7,092	1,506
Due to related party	85,000	60,000

Total Liabilities	92,092	61,506

Stockholders’ Equity

Common Stock Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(115,248)	(85,664)

Total Stockholders’ Equity	(85,248)	(55,664)

Total Liabilities and Stockholders’ Equity	6,844	5,842

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2016	2015
	$	$

Revenue	–	–

Operating Expenses

Professional fees	17,000	8,700
Transfer agent fees	12,584	4,895

Total Operating Expenses	29,584	13,595

Net Loss	(29,584)	(13,595)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2016	2015
	$	$

Operating Activities

Net loss	(29,584)	(13,595)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	5,586	1,105

Net Cash Used In Operating Activities	(23,998)	(12,490)

Financing Activities

Proceeds from related party	25,000	10,000

Net Cash Provided By Financing Activities	25,000	10,000

Increase (Decrease) in Cash	1,002	(2,490)

Cash – Beginning of Period	5,842	6,184

Cash – End of Period	6,844	3,694

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $115,248. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2016 and March 31, 2016, the Company had no cash equivalents.

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

As at June 30, 2016, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2016 and March 31, 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	j)	Financial Instruments (continued)

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

On April 17, 2013, the Company acquired nine claims in the Mitu Gold Mines, located in Colombia, for $5,000.A mining license is necessary to mine the MITU Gold Claim. MITU obtained such a license, but it has expired. MITU plans to renew the license if and when it is ready to commence mining operations. During the year ended March 31, 2016, the Company recorded an impairment of capitalized mineral property costs of $5,000.

4.	Due to Related Party

(a)

As at June 30, 2016, the Company owes $85,000 (March 31, 2016 - $60,000) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2016, the Company received $25,000 (June 30, 2015 - $10,000) from the President and Director of the Company.

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2016 with the exception of:

On July 12, 2016, the Company received $10,000 from the President and Director of the Company. The loan is unsecured, non-interest bearing, and due on demand.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	March 31,
	2016	2016
	$	$
Current Assets	6,844	5,842
Current Liabilities	92,092	61,506
Working Capital (Deficit)	(85,248)	(55,664)

Cash Flows

	Six months ended	Six months ended
	June 30,	June 30,
	2016	2015
	$	$
Cash Flows used in Operating Activities	(23,998)	(12,490)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	25,000	10,000
Net increase (decrease) in Cash During Period	1,002	(2,490)

Operating Revenues

From April 17, 2013 (date of inception) to June 30, 2016, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended June 30, 2016, the Company incurred operating expenses of $29,584 consisting of $17,000 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $12,584 of transfer agent fees. For the three months ended June 30, 2015, the Company incurred operating expenses of $13,595 consisting of $8,700 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $4,895 of transfer agent fees. The increase in professional fees is due to the fact that the Company incurred more legal fees compared to prior year.

For the three months ended June 30, 2016, the Company incurred a net loss of $29,584 and loss per share of $nil compared with a net loss of $13,595 and loss per share of $nil for the period ended June 30, 2015.

Liquidity and Capital Resources

As at June 30, 2016, the Company had cash and total assets of $6,844 compared with cash and total assets of $5,842 at March 31, 2016. The decrease in cash and total assets was due to the excess of cash used for operating activities compared to cash from financing activities.

As at June 30, 2016, the Company had total liabilities of $92,092 compared with total liabilities of $61,506 at March 31, 2016. The increase in total liabilities was attributed to an increase in amounts due to related party of $25,000 with respect to cash funding from the President and Director of the Company for operational purposes, and an increase in accounts payable of $5,586 due to the lack of sufficient cash to repay obligations as they become due.

As at June 30, 2016, the Company had a working capital deficit of $85,248 compared with a working capital deficit of $55,664 at March 31, 2016. The increase in working capital deficit was due to the payment of operating costs relating to the Company that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the three months ended June 30, 2016, the Company used cash in operating activities of $23,998 compared with $12,490 during the three months ended June 30, 2015. The use of cash for operating activities were consistent on a year-to-year basis as the Company has minimal operations and no significant changes in their operations compared to prior year.

Cash Flow from Investing Activities

During the three month periods ended June 30, 2016 and 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the three month period ended June 30, 2016, the Company received cash of $25,000 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the three months ended June 30, 2015, the Company received $10,000 of cash from the President and Director of the Company for financing activities.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2016.

Internal Control over Financial Reporting

            There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2016.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

            None.

Item 1A. Risk Factors

            In addition to other information set forth in this report, you should carefully consider the risk factors described in our Registration Statement on Form 10-K, which was filed on June 29, 2016. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

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

MITU RESOURCES INC.

Date:	August 15, 2016	By:	/s/ Juan Perez
Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

	August 15, 2016	By:	/s/ Nelson Rincon
Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)