Form 10-Q
period 2016-09-30
MITU Resources Inc.
filed 2016-10-25
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2016

or

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
[X] Yes        [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of October 24, 2016 was 30,000,000.

Mitu Resources Inc.
September 30, 2016

Mitu Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	September 30,	March 31,
	2016	2016
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	428	5,842

Total Assets	428	5,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	–	1,506
Due to related party	95,000	60,000

Total Liabilities	95,000	61,506

Stockholders’ Equity

Common Stock
Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(124,572)	(85,664)

Total Stockholders’ Equity	(94,572)	(55,664)

Total Liabilities and Stockholders’ Equity	428	5,842

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

Professional fees	8,000	5,500	25,000	14,200
Transfer agent fees	1,324	3,031	13,908	7,926

Total Operating Expenses	9,324	8,531	38,908	22,126

Net Loss	(9,324)	(8,531)	(38,908)	(22,126)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2016	2015
	$	$

Operating Activities

Net loss	(38,908)	(22,126)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(1,506)	(4,395)

Net Cash Used In Operating Activities	(40,414)	(26,521)

Financing Activities

Proceeds from related party	35,000	30,000

Net Cash Provided By Financing Activities	35,000	30,000

Increase (Decrease) in Cash	(5,414)	3,479

Cash – Beginning of Period	5,842	6,184

Cash – End of Period	428	9,663

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $124,572. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2016 and March 31, 2016, the Company had no cash equivalents.

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

As at September 30, 2016, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2016 and March 31, 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(a)

As at September 30, 2016, the Company owes $95,000 (March 31, 2016 - $60,000) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2016, the Company received $35,000 (September 30, 2015 - $30,000) from the President and Director of the Company.

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2016.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	March 31,
	2016	2016
	$	$
Current Assets	428	5,842
Current Liabilities	95,000	61,506
Working Capital (Deficit)	(94,572)	(55,664)

Cash Flows

	Six months ended	Six months ended
	September 30,	September 30,
	2016	2015
	$	$
Cash Flows used in Operating Activities	(40,414)	(26,521)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	35,000	30,000
Net increase (decrease) in Cash During Period	(5,414)	3,479

Operating Revenues

From April 17, 2013 (date of inception) to September 30, 2016, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended September 30, 2016, the Company incurred operating expenses of $9,324 consisting of $8,000 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $1,324 of transfer agent fees. For the three months ended September 30, 2015, the Company incurred operating expenses of $8,531 consisting of $5,500 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $3,031 of transfer agent fees. The increase in transfer agent fees was due to the fact that the Company only incurred SEC filing costs during the quarter and had no equity transactions or other news releases.

For the six months ended September 30, 2016, the Company incurred operating expenses of $38,908 consisting of $25,000 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $13,908 of transfer agent fees. For the six months ended September 30, 2015, the Company incurred operating expenses of $22,126 consisting of $14,200 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $7,926 of transfer agent fees. The increase in professional fees was due to legal fees incurred by the Company for work done on the Company’s DTC application and general SEC filings, and an increase in transfer agent fees was due to the costs incurred for the DTC application.

For the six months ended September 30, 2016, the Company incurred a net loss of $38,908 and loss per share of $nil compared with a net loss of $22,126 and loss per share of $nil for the period ended September 30, 2015.

Liquidity and Capital Resources

As at September 30, 2016, the Company had cash and total assets of $428 compared with cash and total assets of $5,842 at March 31, 2016. The decrease in cash and total assets was due to the excess of cash used for operating activities compared to cash from financing activities.

As at September 30, 2016, the Company had total liabilities of $95,000 compared with total liabilities of $61,506 at March 31, 2016. The increase in total liabilities was attributed to an increase in amounts due to related party of $35,000 with respect to cash funding from the President and Director of the Company for operational purposes. This was offset by a decrease in accounts payable of $1,506 as the Company repaid all outstanding day-to-day operating costs during the period with cash on hand from the additional funding provided by the President and Director of the Company.

As at September 30, 2016, the Company had a working capital deficit of $94,972 compared with a working capital deficit of $55,664 at March 31, 2016. The increase in working capital deficit was due to the payment of operating costs relating to the Company’s operations that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the six months ended September 30, 2016, the Company used cash in operating activities of $40,414 compared with $26,521 during the six months ended September 30, 2015. The increase in the use of cash for operating activities was due to the fact that the Company received more financing proceeds from the President and Director of the Company which allowed the Company to repay all outstanding obligations owed to service providers for day-to-day operating costs.

Cash Flow from Investing Activities

During the six month periods ended September 30, 2016 and 2015, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six month period ended September 30, 2016, the Company received cash of $35,000 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the six months ended September 30, 2015, the Company received $30,000 of cash from the President and Director of the Company for financing activities.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2016.

Internal Control over Financial Reporting

            There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2016.

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

Item 5. Other Information

            None.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language):

(1)	Balance Sheets at September 30, 2016 (unaudited), and March 31, 2016.

(2)	Unaudited Statements of Operations for the three and six-month periods ended September 30, 2016 and 2015.

(3)	Unaudited Statements of Cash Flows for the six-month period ended September 30, 2016 and 2015.

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

MITU RESOURCES INC.

Date: October 24, 2016	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

October 24, 2016	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)