Form 10-K
period 2017-03-31
MITU Resources Inc.
filed 2017-06-29
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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
Yes [   ]        No [   ]

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

  keeping our costs low;
  relying on the strength of our management’s contacts; and
  using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

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

We have only one director – Mr. Juan Perez - and two executive officers – Juan Perez and Nelson Rincon- who make all the decisions regarding corporate governance. These decisions will include their (executive) compensation, accounting overview, related party transactions and so on. Mr. Perez will have full control over matters that require Board of Directors approval. This may introduce conflicts of interest and prevent the segregation of executive duties from those that require Board of Directors approval. This may lead to ineffective disclosure and accounting controls. Noncompliance with laws and regulations may result in fines and penalties. They would have the ability to take any action that they review and approve. So long as they are the sole shareholders, they would exercise control over all matters requiring shareholder approval including significant corporate transactions. We have not implemented various corporate governance measures nor have we adopted any independent committees as we presently do not have any independent directors.

Our sole director and executive officers will own a substantial amount of common stock and will have substantial influence over our operations denying an investor an effective voice .

Mr. Rincon owns 33%, or 10,000,000, of the 30,000,000 of our outstanding common shares. Mr. Perez has 16.7%, or 5,000,000, of the 30,000,000 outstanding common shares. Together, these holdings amount to almost 50% of our outstanding stock.

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

We are a recently formed company and have yet to generate any revenues. No profits have been made to date and if we fail to make any then we may fail as a business and an investment in our common stock will be worth nothing. We have no operating history and thus no way for you to measure progress or potential future success. Success has yet to be proved. Currently, there are no operations in place to produce revenue. We are exploration stage and have yet to find or produce sellable product. Financial losses should be expected to continue in the near future and at least until such time that we enter the production stage. As a new business we face all the risks of a ‘start-up’ venture including unforeseen costs, expenses, problems, and management limitations and difficulties. Since inception, we have a loss of approximately $134,165. There is no guarantee, unfortunately, that we may ever be able to turn a profit or locate additional opportunities, hire additional management and other personnel.

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

We incurred a net loss for the period from April 17, 2013 (date of inception) to March 31, 2017 and we expect to incur further losses in the development of our business, which raises substantial doubt about the Company's ability to continue as a going concern. We are a development stage company and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2017, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Budget

The proposed budget for the recommended work in COP 37,150,840 (USD$ 19,712) is as follows:

Phase I

1. Geological Mapping	COP 7,305,178

2. Geophysical Surveying	COP 5,345,662

TOTAL PHASE I	COP12,650,840

Phase II

1. Geochemical surveying and surface sampling (includes sample collection and essaying)	COP24,500,000

TOTAL PHASE II	COP24,500,000

GRAND TOTAL EXPLORATION	COP 37,150,840

Glossary of Mining Terms

Amphibolite	a class of metamorphic rock composed mainly of amphibole with some quartz

Andesite	a class of fine-grained rock, of volcanic origin, containing mostly plagioclase and feldspar

Anorthosite	a phaneritic, intrusive igneous rock characterized by a predominance of plagioclase feldspar

Aplite	a fine-grained granitic rock composed mostly of quartz and feldspars

Aquifer	an underground layer of water-bearing porous stone, earth, or gravel

Argile	clay

Argillite	a rock derived either from siltstone, claystone or shale that has undergone a somewhat higher degree of induration than is present in those rocks.

Assaying	laboratory examination that determines the content or proportion of a specific metal contained within a sample.

Auriferous	refers to gold (AU) or gold equivalents (AUEQ).

Basalt	a hard rock of varied mineral content; volcanic in origin, it makes up much of the Earth's crust

Bauxite	the principal ore of aluminium; a clay-like mineral, being a mixture of hydrated oxides and hydroxides.

Caldera	a large circular volcanic depression often originating due to collapse

Charnockites	any orthopyroxene-bearing granite, composed mainly of quartz, perthite or antiperthite and orthopyroxene (usually hypersthene), as an end-member of the charnockite series.

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

Working Capital

	March 31, 2017	March 31, 2016
	$	$
Current Assets	1,015	5,842
Current Liabilities	105,180	61,506
Working Capital (Deficit)	(104,165)	(55,664)

Cash Flows

	Year ended March 31,	Year ended March 31,
	2017	2016
	$	$
Cash Flows used in Operating Activities	(49,827)	(40,342)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	45,000	40,000
Net increase (decrease) in Cash During Period	(4,827)	(342)

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

To implement further exploration work on the MITU Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the MITU Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at March 31, 2017, we had $104,165 in working capital deficit. Our future financial success will depend upon the success of the exploration work on the MITU Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control, such as the market value of metals produced, mining regulations in Columbia and foreign exchange rates.

Liquidity and Capital Resources

Since inception to the present, we have raised capital through private placements of common stock aggregating $30,000 with our only two shareholders and officers. As at March 31, 2017, we had $1,015 in cash.

Our capital commitments for the coming 12 months consist of administrative expenses together with expenses associated with the completion of our planned exploration program. Including this exploration work, we estimate that we will have to incur the following expenses during the next 12 months:

Expenses	Amount	Description
Accounting	$4,650	Fees to the independent accountant for preparing the quarterly and annual financial statements.
Legal	10,000	Legal fees in connection with miscellaneous matters.
Audit	10,000	Review of the quarterly financial statements and audit of the annual financial statements
Exploration	6,712	for Phase I
Filing Fees	475	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery and fax expenses
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges of $1,000

Estimated Expenses	$34,337

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

The Company will require additional financing to continue with its operations, as its current cash balance is less than one month of average cash burn for the Company’s operations.

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

Results of Operations

During the year ended March 31, 2017, we incurred a net loss of $48,501 comprised of $32,180 of professional fees related to our accounting, audit, and legal fees incurred as part of our SEC filing requirements, and $16,321 of transfer agent fees and other expenses. During the year ended March 31, 2016, we incurred a net loss of $40,953 which included $25,200 of professional fees related to our accounting, audit, and legal fees, $10,753 of transfer agent fees and other expenses, and $5,000 for the impairment on the MITU gold claim. The overall increase in net loss for fiscal 2017 was due to increased costs of professional fees incurred for legal and audit fees.

For the years ended March 31, 2017 and 2016, we incurred a loss per share of $nil.

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

Balance Sheets

As at March 31, 2017, we had cash and total assets of $1,015 compared to cash and total assets of $5,842 as at March 31, 2016. The decrease in cash and total assets was attributed to the use of cash for operating activities that was greater than the amount of financing received from management during the year.

We had liabilities of $105,180 at March 31, 2017 compared to $61,506 at March 31, 2016. The increase in liabilities is due to an additional $45,000 of debt owing to the President and Director of the Company for financing of our day-to-day operations. The amount owing is unsecured, non-interest bearing, and due on demand. The increase is offset by a decrease of $1,326 in accounts payable and accrued liabilities as we repaid outstanding obligations as they became due.

During the years ended March 31, 2017 and 2016, we did not have any capital transactions.

Cash Flows

Cash Flows from Operating Activities

During the year ended March 31, 2017, we used $49,827 of cash in operating activities compared to $40,342 during the year ended March 31, 2016. The increase in the use of cash for operating activities was attributed to an increase in overall operating activities during the year.

Cash Flows from Investing Activities

During the years ended March 31, 2017 and 2016, the Company has not had any investing activities.

Cash Flows from Financing Activities

During the year ended March 31, 2017, we received $45,000 from our President and Director for funding of our day-to-day operations compared to $40,000 during the year ended March 31, 2016. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

None

Item 8.        Financial Statements and Supplementary Data

Mitu Resources Inc.
March 31, 2017

PLS CPA, A PROFESSIONAL CORP.
<> 4725 MERCURY STREET #210 <> SAN DIEGO <> CALIFORNIA 92111<>
<> TELEPHONE (858)722-5953 <> FAX (858) 761-0341 <> FAX (858) 433-2979
<> E-MAIL changgpark@gmail.com <>

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Mitu Resources, Inc.

We have audited the accompanying balance sheet of Mitu Resources, Inc. (the “Company”) as of March 31, 2017 and 2016 and the related statements of operation, changes in shareholders’ equity and cash flow for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitu Resources, Inc. as of March 31, 2017 and 2016, and the result of its operation and its cash flow for the years then ended in conformity with U.S. generally accepted accounting principles.

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

June 28, 2017
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

Mitu Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	March 31,
	2017	2016
	$	$

ASSETS

Current Assets

Cash	1,015	5,842

Total Assets	1,015	5,842

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable and accrued liabilities	180	1,506
Due to related party	105,000	60,000

Total Liabilities	105,180	61,506

Stockholders’ Deficit

Common Stock
Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(134,165)	(85,664)

Total Stockholders’ Deficit	(104,165)	(55,664)

Total Liabilities and Stockholders’ Deficit	1,015	5,842

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2017	2016
	$	$

Revenue	–	–

Operating Expenses

Impairment of mineral properties	–	5,000
Professional fees	32,180	25,200
Transfer agent fees	16,321	10,753

Total Operating Expenses	48,501	40,953

Net Loss	(48,501)	(40,953)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2017	2016
	$	$

Operating Activities

Net loss	(48,501)	(40,953)

Adjustments to reconcile net loss to net cash used in operating activities:

Impairment of mineral properties	–	5,000

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(1,326)	(4,389)

Net Cash Used In Operating Activities	(49,827)	(40,342)

Financing Activities

Proceeds from related party	45,000	40,000

Net Cash Provided By Financing Activities	45,000	40,000

Decrease in Cash	(4,827)	(342)

Cash – Beginning of Period	5,842	6,184

Cash – End of Period	1,015	5,842

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statement of Stockholders’ Equity
From March 31, 2014 – March 31, 2017
(Expressed in U.S. dollars)

	Common Stock
			Accumulated
	Shares	Par Value	Deficit	Total
	#	$	$	$

Balance as at March 31, 2015	30,000,000	30,000	(44,711)	(14,711)

Net loss for the year	–	–	(40,953)	(40,953)

Balance as at March 31, 2016	30,000,000	30,000	(85,664)	(55,664)

Net loss for the year	–	–	(48,501)	(48,501)

Balance as at March 31, 2017	30,000,000	30,000	(134,165)	(104,165)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has a working capital deficit of $104,165. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2017 and 2016, the Company had no cash equivalents.

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

As at March 31, 2017 and 2016, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2017 and 2016, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

4.	Due to Related Party

As at March 31, 2017, the Company owes $105,000 (2016 - $60,000) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the year ended March 31, 2017, the Company received $45,000 (2016 - $40,000) from the President and Director of the Company.

5.	Income Taxes

The Company has $134,165 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% to net loss before income taxes. As at March 31, 2017 and 2016, the Company had no uncertain tax positions.

	March 31,	March 31,
	2017	2016
	$	$

Net loss before taxes	48,501	40,953
Statutory rate	34%	34%

Computed expected tax recovery	16,490	13,924
Change in valuation allowance	(16,490)	(13,924)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2017 and 2016 after applying enacted corporate income tax rates are as follows:

	2017	2016
	$	$

Net operating losses carried forward	45,616	29,126
Valuation allowance	(45,616)	(29,126)

Net deferred tax asset	–	–

6.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

7.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after March 31, 2017.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2017.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2017 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of March 31, 2017, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

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

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

  the corporation could financially undertake the opportunity;
  the opportunity is within the corporation’s line of business; and
  it would be unfair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

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

Summary Compensation Table

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Options Awards (Number) (f)	NonEquity Incentive Plan Compensation ($) (g)	All Other Compensation ($) (h)	Total ($) (j)
Juan Perez, President and Director	2015 2016 2017	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-
Nelson Rincon , Secretary and Treasurer	2015 2016 2017	-0- -0- -0-	-0- -0 -0-	-0- -0 -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

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

		Amount of
		Beneficial	Percent of
Title or Class	Name and Address of Beneficial Owner(1)	Ownership(2)	Class

Common Stock	Juan Perez (President and Director), CLL 62B 32c-60, Bogota, Colombia	10,000,000	33.3%
Common Stock	Nelson Rincon (Secretary and Treasurer), CLL 14G #82 A 55, Bogota, Colombia	5,000,000	16.7%
Total		15,000,000	50%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Item 14.   Principal Accounting Fees and Services

     We have engaged PLS CPA, a professional corp., as our auditors on April 25, 2014. For fiscal years 2015, 2016 and 2017 total audit fees were $10,000, $10,000 and $10,000, respectively. We made no other payments to our auditors.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 23, 2017.

MITU Resources Inc.

By /s/ Juan Perez

Juan Perez, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

	President (Principal Executive	June 23, 2017
Juan Perez	Officer) and Director

	Secretary and Treasurer (Principal	June 23, 2017
Nelson Rincon	Accounting and Financial Officer)