Form 10-Q
period 2017-06-30
MITU Resources Inc.
filed 2017-08-04
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2017

or

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]
Smaller Reporting Company [X]		Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes        [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of August 2, 2017 was 30,000,000.

Mitu Resources Inc.
June 30, 2017

Mitu Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	June 30,	March 31,
	2017	2017
	$	$
	(unaudited)
ASSETS

Current Assets

Cash	10,969	1,015

Total Assets	10,969	1,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	3,747	180
Due to related party	120,000	105,000

Total Liabilities	123,747	105,180

Stockholders’ Equity

Common Stock Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(142,778)	(134,165)

Total Stockholders’ Equity	(112,778)	(104,165)

Total Liabilities and Stockholders’ Equity	10,969	1,015

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2017	2016
	$	$

Revenue	–	–

Operating Expenses

Professional fees	6,250	17,000
Transfer agent fees	2,363	12,584

Total Operating Expenses	8,613	29,584

Net Loss	(8,613)	(29,584)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three
	months ended	months ended
	June 30,	June 30,
	2017	2016
	$	$

Operating Activities

Net loss	(8,613)	(29,584)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	3,567	5,586

Net Cash Used In Operating Activities	(5,046)	(23,998)

Financing Activities

Proceeds from related party	15,000	25,000

Net Cash Provided By Financing Activities	15,000	25,000

Increase (Decrease) in Cash	9,954	1,002

Cash – Beginning of Period	1,015	5,842

Cash – End of Period	10,969	6,844

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $142,778. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2017 and March 31, 2017, the Company had no cash equivalents.

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

As at June 30, 2017, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, 2017 and March 31, 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(a)

As at June 30, 2017, the Company owes $120,000 (March 31, 2017 - $105,000) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended June 30, 2017, the Company received $15,000 (June 30, 2016 - $25,000) from the President and Director of the Company.

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after June 30, 2017.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	March 31,
	2017	2017
	$	$
Current Assets	10,969	1,015
Current Liabilities	123,747	105,180
Working Capital (Deficit)	(112,778)	(104,165)

Cash Flows

	Three months ended	Three months ended
	June 30,	June 30,
	2017	2016
	$	$
Cash Flows used in Operating Activities	(5,046)	(23,998)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	15,000	25,000
Net increase (decrease) in Cash During Period	9,954	(1,002)

Operating Revenues

From April 17, 2013 (date of inception) to June 30, 2017, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

For the three months ended June 30, 2017, the Company incurred operating expenses of $8,613 consisting of $6,250 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $2,363 of transfer agent fees. For the three months ended June 30, 2016, the Company incurred operating expenses of $29,584 consisting of $17,000 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $12,584 of transfer agent fees. The decrease in overall expenses was due to a decrease in transfer agent costs and legal fees as the Company was going through the DTC process in the prior year and incurred additional one-time costs.

For the three months ended June 30, 2017, the Company incurred a net loss of $8,613 and loss per share of $nil compared with a net loss of $29,584 and loss per share of $nil for the period ended June 30, 2016.

Liquidity and Capital Resources

As at June 30, 2017, the Company had cash and total assets of $10,969 compared with cash and total assets of $1,015 at March 31, 2017. The increase in cash and total assets was due to additional funding of $15,000 received from the President and Director of the Company during the current period.

As at June 30, 2017, the Company had total liabilities of $123,747 compared with total liabilities of $105,180 at March 31, 2017. The increase in total liabilities was attributed to an increase in amounts due to related party of $15,000 with respect to cash funding from the President and Director of the Company for operational purposes as well as an increase in accounts payable and accrued liabilities of $3,567 due to timing differences of payment of outstanding obligations.

As at June 30, 2017, the Company had a working capital deficit of $112,778 compared with a working capital deficit of $104,165 at March 31, 2017. The increase in working capital deficit was due to the payment of operating costs relating to the Company’s operations that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the three months ended June 30, 2017, the Company used cash in operating activities of $5,046 compared with $23,998 during the three months ended June 30, 2016. The decrease in cash from operating activities is due to the fact that the Company received less financing during the current year which limited their use of cash compared to prior year.

Cash Flow from Investing Activities

During the three month periods ended June 30, 2017 and 2016, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the three month period ended June 30, 2017, the Company received cash of $15,000 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the three months ended June 30, 2016, the Company received $25,000 of cash from the President and Director of the Company for financing activities.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2017.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2017.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors described in our Registration Statement on Form 10-K, which was filed on June 29, 2017. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (extensible Business Reporting Language):

(1)	Balance Sheets at June 30, 2017 (unaudited), and March 31, 2017.

(2)	Unaudited Statements of Operations for the three month periods ended June 30, 2017 and 2016.

(3)	Unaudited Statements of Cash Flows for the three month period ended June 30, 2017 and 2016.

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

MITU RESOURCES INC.

Date:	August 2, 2017	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

	August 2, 2017	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)