Form 10-Q
period 2017-09-30
MITU Resources Inc.
filed 2017-11-14
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2017

or

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
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.)
[X] Yes        [   ] No

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of November 8, 2017 was 30,000,000.

Mitu Resources Inc.
September 30, 2017

Mitu Resources Inc.
Condensed Balance Sheets
(Expressed in U.S. dollars)

	September 30,	March 31,
	2017	2017
	$	$
	(unaudited)

ASSETS

Current Assets

Cash	966	1,015

Total Assets	966	1,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	–	180
Due to related party	127,000	105,000

Total Liabilities	127,000	105,180

Stockholders’ Equity

Common Stock
Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(156,034)	(134,165)

Total Stockholders’ Equity	(126,034)	(104,165)

Total Liabilities and Stockholders’ Equity	966	1,015

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Operations
(Expressed in U.S. dollars)
(unaudited)

	For the three	For the three	For the six	For the six
	months ended	months ended	months ended	months ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

Professional fees	3,500	8,000	9,750	25,000
Transfer agent fees	9,750	1,324	12,119	13,908
Total Operating Expenses	13,250	9,324	21,869	38,908

Net Loss	(13,250)	(9,324)	(21,869)	(38,908)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Condensed Statements of Cash Flows
(Expressed in U.S. dollars)
(unaudited)

	For the six	For the six
	months ended	months ended
	September 30,	September 30,
	2017	2016
	$	$

Operating Activities

Net loss	(21,869)	(38,908)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	(180)	(1,506)

Net Cash Used In Operating Activities	(22,049)	(40,414)

Financing Activities

Proceeds from related party	22,000	35,000

Net Cash Provided By Financing Activities	22,000	35,000

Increase (Decrease) in Cash	(49)	(5,414)

Cash – Beginning of Period	1,015	5,842

Cash – End of Period	966	428

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $156,034. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30, 2017 and March 31, 2017, the Company had no cash equivalents.

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

As at September 30, 2017, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, 2017 and March 31, 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(a)

As at September 30, 2017, the Company owes $127,000 (March 31, 2017 - $105,000) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended September 30, 2017, the Company received $22,000 (September 30, 2016 - $35,000) from the President and Director of the Company.

5.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.	Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2017.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	March 31,
	2017	2017
	$	$
Current Assets	966	1,015
Current Liabilities	127,000	105,180
Working Capital (Deficit)	(126,034)	(104,165)

Cash Flows

	Six months ended	Six months ended
	September 30,	September 30,
	2017	2016
	$	$
Cash Flows used in Operating Activities	(22,049)	(40,414)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	22,000	35,000
Net increase (decrease) in Cash During Period	(49)	(5,414)

Operating Revenues

From April 17, 2013 (date of inception) to September 30, 2017, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

Three months ended September 30, 2017

For the three months ended September 30, 2017, the Company incurred operating expenses of $13,250 consisting of $3,500 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $9,750 of transfer agent fees. For the three months ended September 30, 2016, the Company incurred operating expenses of $9,324 consisting of $8,000 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $1,324 of transfer agent fees. The increase in overall expenses was due to an increase in transfer agent and other administrative fees related to DTC services.

For the three months ended September 30, 2017, the Company incurred a net loss of $13,250 and loss per share of $nil compared with a net loss of $9,324 and loss per share of $nil for the three months ended September 30, 2016.

Six months ended September 30, 2017

For the six months ended September 30, 2017, the Company incurred operating expenses of $21,869 consisting of $9,750 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $12,119 of transfer agent fees. For the six months ended September 30, 2016, the Company incurred operating expenses of $38,908 consisting of $25,000 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $13,908 of transfer agent fees. The decrease in overall expenses was due to lower professional fees as the Company minimized its use of a legal firm for its SEC filing requirements.

For the six months ended September 30, 2017, the Company incurred a net loss of $21,869 and loss per share of $nil compared with a net loss of $38,908 and loss per share of $nil for the six months ended September 30, 2016.

Liquidity and Capital Resources

As at September 30, 2017, the Company had cash and total assets of $966 compared with cash and total assets of $1,015 at March 31, 2017. The decrease in cash and total assets was due to additional funding of $22,000 received from the President and Director of the Company during the current period compared to $35,000 received during the prior period.

As at September 30, 2017, the Company had total liabilities of $127,000 compared with total liabilities of $105,180 at March 31, 2017. The increase in total liabilities was attributed to an increase in amounts due to related party of $22,000 with respect to cash funding from the President and Director of the Company for operational purposes.

As at September 30, 2017, the Company had a working capital deficit of $126,034 compared with a working capital deficit of $104,165 at March 31, 2017. The increase in working capital deficit was due to the payment of operating costs relating to the Company’s operations that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the six months ended September 30, 2017, the Company used cash in operating activities of $22,049 compared with $40,414 during the six months ended September 30, 2016. The decrease in cash from operating activities is due to the fact that the Company received less financing during the current year which limited their use of cash compared to prior year.

Cash Flow from Investing Activities

During the three month periods ended June 30, 2017 and 2016, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six month period ended September 30, 2017, the Company received cash of $22,000 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the six months ended September 30, 2016, the Company received $35,000 of cash from the President and Director of the Company for financing activities.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2017.

Internal Control over Financial Reporting

            There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2017.

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

Item 5. Other Information

            None.

Item 6. Exhibits

Exhibit
Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (extensible Business Reporting Language):

(1)	Balance Sheets at September 30, 2017 (unaudited), and March 31, 2017.

(2)	Unaudited Statements of Operations for the three and six month periods ended September 30, 2017 and 2016.

(3)	Unaudited Statements of Cash Flows for the six month period ended September 30, 2017 and 2016.

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

MITU RESOURCES INC.

Date:	November 13, 2017	By:	/s/ Juan Perez

Juan Perez
President and Chief Executive Officer
(Principal Executive Officer)

	November 13, 2017	By:	/s/ Nelson Rincon

Nelson Rincon
Treasurer and Secretary
(Principal Financial Officer and Principal Accounting
Officer)