Form 10-Q
period 2017-12-31
MITU Resources Inc.
filed 2018-02-14
CIK 1609880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2017

or

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

(For the transition period from _____to _____).

Commission File Number: 000-55315

MITU Resources Inc.

(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Cll 62B 32c-60, Bogota, 11011, Colombia
(Address of principal executive offices)	(Zip code)

+57 22 587 2251

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller Reporting Company	[X]

Emerging Growth Company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act.) Yes [X] No [   ]

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of February 13, 2018 was 30,000,000.

Mitu Resources Inc.

December 31, 2017

Mitu Resources Inc.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2017 $	March 31, 2017 $
	(unaudited)
ASSETS

Current Assets

Cash	–	1,015

Total Assets	–	1,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	300	180
Due to related party	131,229	105,000

Total Liabilities	131,529	105,180

Stockholders’ Equity

Common Stock Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(161,529)	(134,165)

Total Stockholders’ Equity	(131,529)	(104,165)

Total Liabilities and Stockholders’ Equity	–	1,015

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.

Condensed Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended December 31, 2017	For the three months ended December 31, 2016	For the nine months ended December 31, 2017	For the nine months ended December 31, 2016
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	330	–	330	–
Professional fees	3,500	3,500	13,250	28,500
Transfer agent fees	1,665	1,188	13,784	15,096

Total Operating Expenses	5,495	4,688	27,364	43,596

Net Loss	(5,495)	(4,688)	(27,364)	(43,596)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the nine months ended December 31, 2017	For the nine months ended December 31, 2016
	$	$

Operating Activities

Net loss	(27,364)	(43,596)

Changes in operating assets and liabilities:

Accounts payable and accrued liabilities	120	(3)

Net Cash Used In Operating Activities	(27,244)	(43,599)

Financing Activities

Proceeds from related party	26,229	45,000

Net Cash Provided By Financing Activities	26,229	45,000

Increase (Decrease) in Cash	(1,015)	1,401

Cash – Beginning of Period	1,015	5,842

Cash – End of Period	–	7,243

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.

Notes to the Financial Statements

(Expressed in U.S. dollars)

1.Nature of Operations and Continuance of Business

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $161,529. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s plan of action over the next twelve months is to raise capital financing to conduct exploration and drilling on its mineral property claims held in Departamento del Vaupes, Colombia as well as exploring for new mineral property claims.

2.Summary of Significant Accounting Policies

a)Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States (“US GAAP”), and are expressed in US dollars. The Company’s fiscal year-end is March 31.

b)Use of Estimates

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

c)Interim Condensed Financial Statements

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

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2017 and March 31, 2017, the Company had no cash equivalents.

Mitu Resources Inc.

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.Summary of Significant Accounting Policies (continued)

e)Mineral Property Costs

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

f)Asset Retirement Obligations

As at December 31, 2017, the Company has no asset retirement obligations.

g)Basic and Diluted Net Loss per Share

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

h)Income Taxes

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

i)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31, 2017 and March 31, 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

j)Financial Instruments

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

Mitu Resources Inc.

Notes to the Financial Statements

(Expressed in U.S. dollars)

2.Summary of Significant Accounting Policies (continued)

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

k)Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.Mineral Property

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

4.Due to Related Party

(a)As at December 31, 2017, the Company owes $131,229 (March 31, 2017 - $105,000) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the period ended December 31, 2017, the Company received $26,229 (September 30, 2016 - $35,000) from the President and Director of the Company.

5.Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

6.Subsequent Event

On February 7, 2018, the Company entered into an exclusive license and distribution agreement with HeadWind Technologies Ltd. (“HeadWind”) whereby the Company is granted exclusive rights to intellectual property held by HeadWind to develop, commercialize, market, and distribute proprietary inventions in exchange for $400,000, of which $100,000 is due within 14 days of the closing date, $200,000 due within 30 days of the closing date, and 100,000 due within 45 days of the closing date. Furthermore, the Company will remit royalty payments to HeadWind equal to 3% of gross sales generated by the Company.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2017 $	March 31, 2017 $
Current Assets	-	1,015
Current Liabilities	131,529	105,180
Working Capital (Deficit)	(131,529)	(104,165)

Cash Flows

	Nine months ended December 31, 2017 $	Nine months ended December 31, 2016 $
Cash Flows used in Operating Activities	(27,244)	(43,599)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	26,229	45,000
Net increase (decrease) in Cash During Period	(1,015)	(1,401)

Operating Revenues

From April 17, 2013 (date of inception) to December 31, 2017, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

Three months ended December 31, 2017

For the three months ended December 31, 2017, the Company incurred operating expenses of $5,495 consisting of $3,500 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, $330 of general and administrative expense relating to bank charges, and $1,665 of transfer agent fees. For the three months ended December 31, 2016, the Company incurred operating expenses of $4,688 consisting of $3,500 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $1,188 of transfer agent fees. The increase in overall expenses was due to an increase in transfer agent and other administrative fees.

For the three months ended December 31, 2017, the Company incurred a net loss of $5,495 and loss per share of $nil compared with a net loss of $4,688 and loss per share of $nil for the three months ended December 31, 2016.

Nine months ended December 31, 2017

For the nine months ended December 31, 2017, the Company incurred operating expenses of $27,364 consisting of $13,250 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, $330 for general and administrative expenses, and $13,784 of transfer agent fees. For the nine months ended December 31, 2016, the Company incurred operating expenses of $43,596 consisting of $28,500 of professional fees relating to accounting, audit, and legal expenses for the Company’s SEC filings, and $15,096 of transfer agent fees. The decrease in overall expenses was due to lower professional fees as the Company minimized its use of a legal firm for its SEC filing requirements.

For the nine months ended December 31, 2017, the Company incurred a net loss of $27,364 and loss per share of $nil compared with a net loss of $43,596 and loss per share of $nil for the nine months ended December 31, 2016.

Liquidity and Capital Resources

As at December 31, 2017, the Company had cash and total assets of $nil compared with cash and total assets of $1,015 at March 31, 2017. The decrease in cash and total assets was due to additional funding of $26,229 received from the President and Director of the Company during the current period compared to $45,000 received during the prior period.

As at December 31, 2017, the Company had total liabilities of $131,529 compared with total liabilities of $105,180 at March 31, 2017. The increase in total liabilities was attributed to an increase in amounts due to related party of $26,229 with respect to cash funding from the President and Director of the Company for operational purposes.

As at December 31, 2017, the Company had a working capital deficit of $131,529 compared with a working capital deficit of $104,165 at March 31, 2017. The increase in working capital deficit was due to the payment of operating costs relating to the Company’s operations that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the nine months ended December 31, 2017, the Company used cash in operating activities of $27,244 compared with $43,599 during the nine months ended December 31, 2016. The decrease in cash from operating activities is due to the fact that the Company received less financing during the current year which limited their use of cash compared to prior year.

Cash Flow from Investing Activities

During the nine months ended December 31, 2017 and 2016, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine month period ended December 31, 2017, the Company received cash of $26,229 from the President and Director of the Company for funding of operating activities. The amount due is unsecured, non-interest bearing, and due on demand. During the nine months ended December 31, 2016, the Company received $45,000 of cash from the President and Director of the Company for financing activities.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2017.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2017.

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

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Ref	Description of Document

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	*	The following materials from this Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in XBRL (extensible Business Reporting Language):

(1)Balance Sheets at December 31, 2017 (unaudited), and March 31, 2017.

(2)Unaudited Statements of Operations for the three and nine month periods ended December 31, 2017 and 2016.

(3)Unaudited Statements of Cash Flows for the nine month period ended December 31, 2017 and 2016.

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

MITU RESOURCES INC.

Date:	February 13, 2018	By:	/s/ Simeon Leonardo Reyes Francisco
Simeon Leonardo Reyes Francisco
President, Chief Executive Officer, Chief Financial Officer, and Secretary