Form 10-K
period 2018-03-31
MITU Resources Inc.
filed 2018-07-16
CIK 1609880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

Or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55315

MITU RESOURCES INC.
(Exact name of registrant as specified in its charter)

Nevada	000-55315	N/A
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation)		Identification No.)

Gregorio Luperón #7
Puerto Plata, Dominican Republic	N/A
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (829) 876-4960

Former Name or Former Address, if Changed Since Last Report:
N/A

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.001	None
per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

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
Yes [   ]        No [X]

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

As of July 5, 2018, the Company had 30,000,000 common shares issued and outstanding.

Note Regarding Forward Looking Statements:

            This Annual Report on Form 10-K may include statements that are not historical facts and are considered “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect MITU Resources Inc.’s current views about future events and financial performances. These “forward-looking” statements are identified by the use of terms and phrases such as “will,” “believe,” “expect,” “plan,” “anticipate,” and similar expressions identifying forward-looking statements. Investors should not rely on forward-looking statements because they are subject to a variety of risks, uncertainties, and other factors that could cause actual results to differ materially from our expectation. These factors include, for example: regulatory and permitting issues; timing and outcome of exploration proposals; future financial performances of MITU and its projects; the estimation of mineral resources and the realization of mineral reserves; exploration, development, and production activities and estimated future production; costs of production, capital, operating and exploration expenditure estimates; additional capital requirements and acquisition; government regulation, environmental risks, reclamation and rehabilitation expenses; title disputes or claims; insurance coverage; future prices of gold and other minerals and all risk factors discussed in the sections entitled “Item A risk Factors” and item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. Such statements made by us fall within the safe harbors provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All such forward-looking statements are necessarily only estimates of future results and the actual results we achieve may differ materially from these estimates due to these and other risk factors as discussed in the sections entitled “Item 1A. Risk Factors” and “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. MITU Resources Inc. expressly does not undertake any duty to update forward-looking statements.

PART I

Item 1.        Business Overview

            MITU Resources Inc. was incorporated under the laws of the State of Nevada April 17, 2013. We were incorporated as an exploration stage mining company with one mineral claim (the MITU Gold claim) in the Republic of Colombia. Our goal was to generate revenues through the sale of gold found and extracted from this claim. We acquired the MITU Gold Claim from Alvarez Explorations Inc. ("Alvarez") located in the Republic of the Colombia on April 17, 2013 for the sum of $5,000. The only terms between the Company and Alvarez are the payment of the purchase price by the Company to Alvarez, and the transfer of the MITU Gold Claim from Alvarez to the Company. The MITU Gold Claim is our only mineral claim and only material asset. There are no operations underway, no facilities other than the principal executive offices and no employees other than our executive officer.

            On February 7, 2018, we entered into and executed an Exclusive License and Distribution Agreement (“License Agreement”) with HeadWind Technologies Ltd. (“HeadWind”) whereby we were granted various Intellectual Property Rights related to owner, inventor, and creator of the “Wind Shark” a new type of self-starting, vertical axis wind turbine created to change the way low wind turbines are defined (the “Product”). Pursuant to the terms of the License Agreement, we acquired the rights to further develop, commercialize, market and distribute certain proprietary inventions and know-how related to the Products. In exchange there shall be licensee fee of four hundred thousand dollars ($400,000), paid in tranches as set forth in the Licensee Agreement, and continuing royalty (the "Royalty") equal to three percent (3%) of the gross sales price for sales of all Products.

            In May 2018, HeadWind and MITU entered into a Release and Settlement Agreement (“Settlement Agreement”), as MITU was not able to comply with the original terms of the License Agreement, accordingly and as a result of negotiations between the Parties, the Parties have compromised, resolved, waived and released any and all known or unknown claims by and between them as fully set forth in the Settlement Agreement.

            The Company is actively pursuing alternative business opportunities. As of the date of this report we have not identified, with certainty, any definitive opportunities. We will continue to evaluate and seek out acquisitions partners in an attempt to maximize value for our shareholders.

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

Risks Associated with our Company and our Industry

Our sole-director and officer is not resident of the United States making the enforcement of liabilities against him difficult.

            Our director and executive officers reside outside the United States in the Dominican Republic. If a shareholder wishes to sue them for damages, the shareholder would have to serve on them a summons and complaint. Even if personal service is accomplished and a judgement is entered against that person, the shareholder would then have to locate the assets of that person, and register the judgement in the foreign jurisdiction where the assets are located.

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

We must attract and maintain key personnel or our business will fail.

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

            We incurred a net loss for the period from April 17, 2013 (date of inception) to March 31, 2018 and we expect to incur further losses in the development of our business, which raises substantial doubt about the Company's ability to continue as a going concern. We are a development stage company and have yet to attain profitable operations and in their report on our financial statements for the period from inception to March 31, 2018, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Item 1B.      Unresolved Staff Comments

            None.

Item 2.        Properties

            None.

Item 3.        Legal Proceedings

            None.

Item 4.        Mine Safety Disclosures

            Not Applicable.

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

            None

Item 6.        Selected Financial Data

            The following selected financial data should be read together with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, including the related notes, found elsewhere in this Form 10-K.

Working Capital

	March 31, 2018	March 31, 2017
	$	$
Current Assets	1,754	1,015
Current Liabilities	159,305	105,180
Working Capital (Deficit)	(157,551)	(104,165)

Cash Flows

	Year ended March 31,	Year ended March 31,
	2018	2017
	$	$
Cash Flows used in Operating Activities	(51,744)	(49,827)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	50,729	45,000
Net increase (decrease) in Cash During Period	(1,015)	(4,827)

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

            To implement further exploration work on the MITU Gold Claim and to stay in business, we must raise additional cash – particularly over the next 12 months. If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business. Since our business activity is related solely to the exploration and evaluation of the MITU Gold Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency. As at March 31, 2018, we had $157,551 in working capital deficit. Our future financial success will depend upon the success of the exploration work on the MITU Gold Claim. Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time. The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control, such as the market value of metals produced, mining regulations in Columbia and foreign exchange rates.

Liquidity and Capital Resources

            Since inception to the present, we have raised capital through private placements of common stock aggregating $30,000 with the former officers of the Company. As at March 31, 2018, we had $nil in cash.

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

            We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next 12 months. We will not buy any equipment unless we locate a body of ore and determine that it is economical to extract the ore from the land. We may attempt to interest other companies to undertake exploration work on the MITU Gold Claim through joint venture arrangement or even the sale of part of the MITU Gold Claim. Neither of these avenues has been pursued as of the date of this prospectus. Our geologist has recommended an exploration program for the MITU Gold Claim. However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work on Phase I recommended in the Report until we raise more money or find a joint venture partner to complete the exploration work. If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our geologist. If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else. We do not intend to hire any employees at this time. All of the work on the MITU Gold Claim will be conducted by our executive officer. They will be responsible for supervision, surveying, exploration, and excavation and will be capable of evaluating the information derived from the exploration and excavation including advising MITU on the economic feasibility of removing any mineralized material we may discover. Of all the possibilities of financing to meet current and future liabilities, the most likely is cash advances from our officer. However, we have no agreements with our officer for them to make such advances, and they have no obligation to do so.

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

Results of Operations

            During the year ended March 31, 2018, we incurred a net loss of $53,386 comprised of $22,496 of professional fees related to our accounting, audit, and legal fees incurred as part of our SEC filing requirements, $15,330 of general and administrative expense, and $15,359 of transfer agent fees and other expenses. During the year ended March 31, 2017, we incurred a net loss of $48,501 which included $32,180 of professional fees related to our accounting, audit, and legal fees, and $16,321 of transfer agent fees and other expenses. The overall increase in net loss for fiscal 2018 was due to consulting fees of $15,000 relating to the costs incurred for a proposed acquisition that did not finalize. This was offset by an overall decrease of $9,684 of professional fees as the Company incurred less legal costs compared to prior year.

            For the years ended March 31, 2018 and 2017, we incurred a loss per share of $nil.

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

Balance Sheets

            As at March 31, 2018, we had cash of $nil and total assets of $1,754 compared to cash and total assets of $1,015 as at March 31, 2017. The decrease in cash was due to the use of cash as the Company has limited cash flows and relies on funding from management for day-to-day operating costs. The increase in assets was due to a prepayment of legal costs of $1,754 for services to be rendered.

            We had liabilities of $159,305 at March 31, 2018 compared to $105,180 at March 31, 2017. The increase in liabilities is due to an additional $26,229 of debt owing to the previous President and Director of the Company for financing of our day-to-day operations which is unsecured, non-interest bearing, and due on demand, and $24,500 of notes payable due to third parties which is unsecured, bears interest at 10% per annum, and is due on demand.

            During the years ended March 31, 2018 and 2017, we did not have any capital transactions.

Cash Flows

Cash Flows from Operating Activities

During the year ended March 31, 2018, we used $51,744 of cash in operating activities compared to $49,827 during the year ended March 31, 2017. The increase in the use of cash for operating activities was attributed to an increase in overall operating activities during the year.

Cash Flows from Investing Activities

            During the years ended March 31, 2018 and 2017, the Company has not had any investing activities.

Cash Flows from Financing Activities

            During the year ended March 31, 2018, we received $50,729 of cash from financing activities including $24,500 from issuance of notes payable and $26,229 from our President and Director for funding of our day-to-day operations compared to $45,000 received from our President and Director during the year ended March 31, 2017. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

Item 7A.        Quantitative and Qualitative Disclosures about Market Risk

            None

Item 8.        Financial Statements and Supplementary Data

Mitu Resources Inc.
March 31, 2018

PLS CPA, A PROFESSIONAL CORP.
♦ 4725 MERCURY STREET #210 ♦ SAN DIEGO ♦ CALIFORNIA 92111 ♦
♦ TELEPHONE (858)722-5953 ♦ FAX (858) 761-0341 ♦ FAX (858) 764-5480
 ♦ E-MAIL changgpark@gmail.com ♦

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
MITU Resources, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of MITU Resources, Inc (the “Company”) as of March 31, 2018 and 2017, the related statements of operations, changes in shareholders' deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenue and further losses are anticipated. The Company requires additional funds to meet its obligations and its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PLS CPA

_______________________
PLS CPA, A Professional Corp.
We have served as the Company’s auditor since 2014.
July 12, 2018
San Diego, CA. 92111

Mitu Resources Inc.
Balance Sheets
(Expressed in U.S. dollars)

	March 31,	March 31,
	2018	2017
	$	$

ASSETS

Current Assets

Cash	–	1,015
Prepaid expense	1,754	–

Total Assets	1,754	1,015

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable and accrued liabilities	3,576	180
Notes payable (Note 4)	24,500
Due to related party (Note 5)	131,229	105,000

Total Liabilities	159,305	105,180

Stockholders’ Equity

Common Stock
Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(187,551)	(134,165)

Total Stockholders’ Equity	(157,551)	(104,165)

Total Liabilities and Stockholders’ Equity	1,754	1,015

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statements of Operations
(Expressed in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2018	2017
	$	$

Operating Expenses

General and administrative	15,330	–
Professional fees	22,496	32,180
Transfer agent fees	15,359	16,321

Total Operating Expenses	53,185	48,501

Loss Before Other Expenses	(53,185)	(48,501)

Other Expenses

Interest expense	(201)	–

Net Loss and Comprehensive Loss	(55,386)	(48,501)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.
Statements of Cash Flows
(Expressed in U.S. dollars)

	Year ended	Year ended
	March 31,	March 31,
	2018	2017
	$	$

Operating Activities

Net loss	(53,386)	(48,501)

Changes in operating assets and liabilities:

Prepaid expense	(1,754)	–
Accounts payable and accrued liabilities	3,396	(1,326)

Net Cash Used In Operating Activities	(51,744)	(49,827)

Financing Activities

Proceeds from notes payable	24,500	–
Proceeds from related party	26,229	45,000

Net Cash Provided By Financing Activities	50,729	45,000

Decrease in Cash	(1,015)	(4,827)

Cash – Beginning of Year	1,015	5,842

Cash – End of Year	–	1,015

(The accompanying notes are an integral part of these financial statements)

F-4

Mitu Resources Inc.
Statement of Stockholders’ Equity
(Expressed in U.S. dollars)

	Common Stock
			Accumulated
	Shares	Par Value	Deficit	Total
	#	$	$	$

Balance as at March 31, 2016	30,000,000	30,000	(85,664)	(55,664)

Net loss for the year	–	–	(48,501)	(48,501)

Balance as at March 31, 2017	30,000,000	30,000	(134,165)	(104,165)

Net loss for the year	–	–	(53,386)	(53,386)

Balance as at March 31, 2018	30,000,000	30,000	(187,551)	(157,551)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has generated no revenues to date, and has an accumulated deficit of $187,551. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the recoverability of mineral properties, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. Interim Condensed Financial Statements

	c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2018 and 2017, the Company had no cash equivalents.

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

As at March 31, 2018 and 2017, the Company has no asset retirement obligations.

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

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2018 and 2017, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

	i)	Financial Instruments (continued)

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

The Company’s financial instruments consist principally of cash, and accounts payable and accrued liabilities and amounts due to a related party. Pursuant to ASC, the fair value of cash and cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

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

4.	Notes Payable

	a)	On February 14, 2018, the Company received loan proceeds of $15,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand.

	b)	During the year ended March 31, 2018, the Company received loan proceeds of $9,500 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand.

5.	Due to Related Party

As at March 31, 2018, the Company owes $131,229 (2017 - $105,000) to the former President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand. During the year ended March 31, 2018, the Company received $26,229 (2017 - $45,000) from the former President and Director of the Company.

Mitu Resources Inc.
Notes to the Financial Statements
(Expressed in U.S. dollars)

6.	Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

7.	Income Taxes

The Company has $189,125 of net operating losses carried forward to offset taxable income in future years which expire commencing in fiscal 2034. The income tax benefit differs from the amount computed by applying the US federal income tax rate of 34% in 2017 and 21% in 2018 to net loss before income taxes. As at March 31, 2018 and 2017, the Company had no uncertain tax positions.

	March 31,	March 31,
	2018	2017
	$	$
Net loss before taxes	53,386	48,501
Statutory rate	31%	34%

Computed expected tax recovery	16,416	16,490
Change In enacted tax rates	(22,794)
Change in valuation allowance	6,378	(16,490)
Income tax provision	–	–

The significant components of deferred income tax assets and liabilities as at March 31, 2018 and 2017 after applying enacted corporate income tax rates are as follows:

	2018	2017
	$	$
Net operating losses carried forward	39,177	45,555
Valuation allowance	(39,177)	(45,555)
Net deferred tax asset	–	–

8.	Subsequent Events

On February 7, 2018, the Company entered into an Exclusive License and Distribution Agreement (the “Agreement”) with HeadWind Technologies Ltd. (“HeadWind”), whereby the Company would acquire an exclusive license in exchange for certain cash payments. In addition, the Company would issue $300,000 of non-voting, convertible preferred stock to HeadWind. Subsequent to March 31, 2018, the Company and HeadWind cancelled the Agreement and the Company remitted a cancellation penalty of $100,000 to HeadWind.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

            As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were effective as of March 31, 2018.

Management's Report on Internal Control over Financial Reporting

            Our Management is responsible for establishing adequate internal controls over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2018 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management concluded that our internal controls over financial reporting were effective as of March 31, 2018, and that there was no change in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, such internal controls during the year ended on that date.

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

            Our current director and officers are as follows:

Name	Age	Position Held with the Company
Simeon Leonardo Reyes Francisco		Chief Executive Officer, President, Chief Financial Officer, Secretary and Director

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

            The biography for Simeon Leonardo Reyes Francisco is set forth below:

Professional Appointments

•Galaxia Computers(Founder – 2001- Present Owner(Software and hardware distribution company
•Actual Inversiones Imperial Founder – Manager Investment – Financing Group Actual
•Member of ANGE((Association of Business Entrepreneurs of the Dominican Republic)
•Punta Cana Group(Managing engineer – In charge of Pueblo Bavaro development 1996 -2001

Education

•Graduate of System Engineering & Civil Engineer Utesa – Santiago, Dominican Republic. 1994
•Graduate of Business Administration Pontificia Universidad Católica Madre & Maestra 2002

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

Summary Compensation Table

						Non-Equity
Name and				Stock	Options	Incentive Plan	All Other
Principal	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation	Total
Position	Year	($)	($)	($)	(Number)	($)	$)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(j)
Mr. Simeon Leonardo Reyes Francisco,	2018	-	-	-	-	-	-	-
President, CEO, CFO, Secretary and Director (1)
Juan Perez,	2015	-	-	-	-	-	-	-
President and	2016	-	-	-	-	-	-	-
Director (2)	2017	-	-	-	-	-	-	-
Nelson Rincon ,	2015	-	-	-	-	-	-	-
Secretary and	2016	-	-	-	-	-	-	-
Treasurer (2)	2017	-	-	-	-	-	-	-

            (1)        As of February 7, 2018, Mr. Simeon Leonardo Reyes Francisco was appointed as the sole officer and director of the Company.

            (2)        As of February 7, 2018, Mr. Perez and Mr. Rincon the former officers and director sold their shares to Mr. Simeon Leonardo Reyes Francisco and concurrently resigned from all positions with the Company.

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

	Amount and Nature of	Percentage
Name and Address of Beneficial Owner	Beneficial Ownership(1) (2)	of Class%(1) (2)
Simeon Leonardo Reyes Francisco Gregorio Luperón #7, Puerto Plata, Dominican Republic	15,000,000	50.0%
Directors and Executive Officers as a Group(1)	15,000,000	50.00%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Transactions with related persons, promoters and certain control persons

            To this date there have been no agreements or transactions with the director/officers, nominees for election as directors, any principal security holders, or any relative or spouse of such named persons. There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer, or beneficial holder of more than 10% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates has had or will have any direct or material indirect interest, except as follows:

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

Item 14. Principal Accounting Fees and Services

            We have engaged PLS CPA, a professional corp., as our auditors on April 25, 2014. For fiscal years 2017 and 2018 total audit fees were $10,000 and $10,000, respectively. We made no other payments to our auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

1.        Financial Statement Schedules

            Schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission have been omitted because the information is disclosed in the Financial Statements or because such schedules are not required or not applicable.

2.        Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 18, 2014, on Form S-1.
3.03	Bylaws	Filed with the SEC on June 18, 2014, on Form S-1.
10.01	License and Distribution Agreement between the Company and headwind Technologies Ltd.	Filed with the SEC on February 12, 2018, on Form 8-K.
10.02	First Amendment to the License and Distribution Agreement between the Company and headwind Technologies Ltd.	Filed with the SEC on April 17, 2018, on Form 8-K.
10.03	Release and Settlement Agreement between the Company and headwind Technologies Ltd.	Filed herewith.
31.1	Certifications of Principal Executive Officer	Filed herewith.
31.2	Certifications of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer	Filed herewith.
32.2	Certification of Principal Financial Officer	Filed herewith.

SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 9, 2018.

MITU RESOURCES INC.,
a Nevada Corporation

By:	/s/ Simeon Leonardo Reyes Francisco
Simeon Leonardo Reyes Francisco
President and Chief Executive Officer

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

/s/ Simeon Leonardo Reyes Francisco	President (Principal Executive	July 10, 2018
Simeon Leonardo Reyes Francisco	Officer) and Director

/s/ Simeon Leonardo Reyes Francisco	Secretary and Treasurer (Principal	July 10, 2018
Simeon Leonardo Reyes Francisco	Accounting and Financial Officer)