Form 10-Q
period 2018-06-30
MITU Resources Inc.
filed 2018-09-19
CIK 1609880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2018

or

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

Yes [X] No [   ]

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of September 17, 2018 was 29,200,000.

Mitu Resources Inc.

June 30, 2018

Mitu Resources Inc.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	June 30, 2018 $	March 31, 2018 $

	(unaudited)
ASSETS

Current Assets

Prepaid expense	-	1,754

Total Assets	-	1,754

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	7,026	3,576
Notes payable (Note 4)	29,500	24,500
Due to related party (Note 5)	131,229	131,229

Total Liabilities	167,755	159,305

Stockholders’ Equity

Common Stock
Authorized: 70,000,000 common shares, with par value $0.001
Issued and outstanding: 30,000,000 common shares	30,000	30,000

Accumulated Deficit	(197,755)	(187,551)

Total Stockholders’ Equity (Deficit)	(167,755)	(157,551)

Total Liabilities and Stockholders’ Equity (Deficit)	-	1,754

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.

Condensed Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended June 30,	For the three months ended June 30,
	2018	2017
	$	$

Operating Expenses

Professional fees	9,033	6,250
Transfer agent fees	530	2,363

Total Operating Expenses	9,563	8,613

Loss Before Other Expenses	(9,563)	(8,613)

Other Expenses

Interest expense	(641)	-

Net Loss and Comprehensive Loss	(10,204)	(8,613)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding	30,000,000	30,000,000

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended June 30, 2018 $	For the three months ended June 30, 2017 $

Operating Activities

Net loss	(10,204)	(8,613)

Changes in operating assets and liabilities:

Prepaid expense	1,754	-
Accounts payable and accrued liabilities	3,450	3,567

Net Cash Used In Operating Activities	(5,000)	(5,046)

Financing Activities

Proceeds from notes payable	5,000	-
Proceeds from related party	-	15,000

Net Cash Provided By Financing Activities	5,000	15,000

Increase in Cash	-	9,954

Cash – Beginning of Period	-	1,015

Cash – End of Period	-	10,969

(The accompanying notes are an integral part of these financial statements)

Mitu Resources Inc.

Notes to the Condensed Financial Statements

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at June 30, 2018, the Company has generated no revenues, and has an accumulated deficit of $197,755. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Mitu Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

2.Summary of Significant Accounting Policies (continued)

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2018 and March 31, 2018, the Company had no cash equivalents.

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

f)Asset Retirement Obligations

As at June 30, 2018, the Company has no asset retirement obligations.

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

i)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at June 30, and March 31, 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Mitu Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

2.Summary of Significant Accounting Policies (continued)

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

Mitu Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

4.Notes Payable

a)On February 14, 2018, the Company received a loan of $15,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand.

b)On March 13, 2018, the Company received a loan of $2,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand.

c)On March 28, 2018, the Company received a loan of $7,500 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand.

d)On June 8, 2018, the Company received a loan of $5,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand.

5.Due to Related Party

As at June 30, 2018, the Company owes $131,229 (March 31, 2018 - $131,229) to the former President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

6.Common Shares

On April 17, 2013, the Company issued 30,000,000 common shares to founders of the Company at $0.001 per share for proceeds of $30,000.

7.Subsequent Event

(a)On September 13, 2018, the Company cancelled 800,000 common shares that were previously issued.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2018 $	March 31, 2018 $
Current Assets	-	1,754
Current Liabilities	167,755	159,305
Working Capital (Deficit)	(167,755)	(157,551)

Cash Flows

	Three months ended June 30, 2018 $	Three months ended June 30, 2017 $
Cash Flows used in Operating Activities	(5,000)	(5,046)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	5,000	15,000
Net increase (decrease) in Cash During Period	-	9,954

Operating Revenues

From April 17, 2013 (date of inception) to June 30, 2018, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

Three months ended June 30, 2018

For the three months ended June 30, 2018, the Company incurred operating expenses of $9,563 compared to operating expenses of $8,613 during the three months ended June 30, 2017. The increase in operating expenses was due to an increase in professional fees of $2,783 as the Company incurred more legal costs for its SEC filing requirements compared to prior year. The increase was offset by a decrease in transfer agent fees of $1,833 as the Company incurred DTC eligibility costs in prior year.

In addition to operating expenses, the Company also incurred interest expense of $641 relating to interest on outstanding notes payable of $29,500. There was no interest expense in the prior year as the Company did not have any notes payable.

For the three months ended June 30, 2018, the Company incurred a net loss of $10,204 and loss per share of $nil compared with a net loss of $8,613 and loss per share of $nil for the three months ended June 30, 2017.

Liquidity and Capital Resources

As at June 30, 2018, the Company had cash and total assets of $nil compared with cash and total assets of $1,754 at March 31, 2018. The decrease in cash and total assets was due to the use of cash for operating activities and the Company received cash from notes payable at a slower rate than operating costs incurred during the period.

As at June 30, 2018, the Company had total liabilities of $167,755 compared with total liabilities of $159,305 at March 31, 2018. The increase in total liabilities was attributed to an increase in notes payable of $5,000, as the Company received additional cash proceeds from the issuance of a note payable, which is unsecured, bears interest at 10% per annum, and is due on demand. In addition, accounts payable and accrued liabilities increased by $3,450 as the Company had insufficient cash to pay outstanding obligations as they became due.

As at June 30, 2018, the Company had a working capital deficit of $167,755 compared with a working capital deficit of $157,551 at March 31, 2018. The increase in working capital deficit was due to the payment of operating costs relating to the Company’s operations that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the three months ended June 30, 2018, the Company used cash in operating activities of $5,000 compared with $5,046 during the three months ended June 30, 2017. The use of cash for operating activities is comparable to prior year and is reflective of the fact that the Company has minimal operations as it continues its development.

Cash Flow from Investing Activities

During the three months ended June 30, 2018 and 2017, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended June 30, 2018, the Company received cash of $5,000 from the issuance of a non-related note payable, which is unsecured, bears interest at 10% per annum, and is due on demand. During the three months ended June 30, 2017, the Company received $15,000 of cash from the former President and Director of the Company for financing activities.

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

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of June 30, 2018.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended June 30, 2018.

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

Item 5. Other Information

On September 6, 2018, Mr. Jairo A. Garcia requested to have cancelled and returned to the Company’s treasury eight hundred thousand (800,000) shares of the Company’s common stock beneficially owned by him. On September 13, 2018, the common shares were cancelled. Immediately after the cancellation, the Company has twenty-nine million two hundred thousand (22,900,000) common shares issued and outstanding.

Item 6. Exhibits

Exhibit
Number	Description of Exhibit	Filing
3.01	Articles of Incorporation	Filed with the SEC on June 18, 2014, on Form S-1.
3.03	Bylaws	Filed with the SEC on June 18, 2014, on Form S-1.
10.01	License and Distribution Agreement between the Company and headwind Technologies Ltd.	Filed with the SEC on February 12, 2018, on Form 8-K.
10.02	First Amendment to the License and Distribution Agreement between the Company and headwind Technologies Ltd.	Filed with the SEC on April 17, 2018, on Form 8-K.
10.03	Release and Settlement Agreement between the Company and headwind Technologies Ltd.	Filed with the SEC on July 16, 2018, on Form 10-K.
31.1	Certifications of Principal Executive Officer	Filed herewith.
31.2	Certifications of Principal Financial Officer	Filed herewith.
32.1	Certification of Principal Executive Officer	Filed herewith.
32.2	Certification of Principal Financial Officer	Filed herewith.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITU RESOURCES INC.

Date:	September 18, 2018	By:	/s/ Simeon Leonardo Reyes Francisco
Simeon Leonardo Reyes Francisco
President, Chief Executive Officer, Chief Financial Officer, and Secretary