Form 10-Q
period 2018-09-30
MITU Resources Inc.
filed 2019-02-19
CIK 1609880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2018

or

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

N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).  Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of February 18, 2019 was 292,000,000.

Mitu Resources Inc.

September 30, 2018

Index

Condensed Balance Sheets (unaudited)3

Condensed Statements of Operations (unaudited)4

Condensed Statements of Cash Flows (unaudited)5

Notes to the Condensed Financial Statements (unaudited)6

Mitu Resources Inc.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	September 30, 2018 $	March 31, 2018 $
	(unaudited)
ASSETS

Current Assets

Prepaid expense	5,201	1,754

Total Assets	5,201	1,754

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	10,087	3,576
Notes payable (Note 4)	29,500	24,500
Notes payable – related party (Note 4)	5,750	–
Due to related party (Note 5)	136,205	131,229

Total Liabilities	181,542	159,305

Stockholders’ Equity

Common Stock Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 292,000 and 300,000 common shares, respectively	292	300
Additional paid-in capital	29,708	29,700
Accumulated Deficit	(206,341)	(187,551)

Total Stockholders’ Equity (Deficit)	(176,341)	(157,551)

Total Liabilities and Stockholders’ Equity (Deficit)	5,201	1,754

(The accompanying notes are an integral part of these condensed financial statements)

Mitu Resources Inc.

Condensed Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended September 30, 2018	For the three months ended September 30, 2017	For the six months ended September 30, 2018	For the six months ended September 30, 2017
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	19	–	19	–
Professional fees	5,013	3,500	14,046	9,750
Transfer agent fees	2,810	9,750	3,340	12,119
Total operating expenses	7,842	13,250	17,405	21,869

Loss Before Other Expenses	(7,842)	(13,250)	(17,405)	(21,869)

Other Expense
Interest expense	(744)	–	(1,385)	–

Net Loss	(8,586)	(13,250)	(18,790)	(21,869)

Net Loss Per Share – Basic and Diluted	(0.03)	(0.04)	(0.06)	(0.07)

Weighted Average Shares Outstanding	298,522	300,000	299,257	300,000

(The accompanying notes are an integral part of these condensed financial statements)

Mitu Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the six months ended September 30, 2018	For the six months ended September 30, 2017
	$	$

Operating Activities

Net loss	(18,790)	(21,869)

Changes in operating assets and liabilities:

Prepaid expense	(3,447)	-
Accounts payable and accrued liabilities	6,511	(180)
Due to related parties	4,976	-

Net Cash Used In Operating Activities	(10,750)	(22,049)

Financing Activities

Proceeds from related party	-	22,000
Proceeds from notes payable	10,750	-

Net Cash Provided By Financing Activities	10,750	22,000

Increase (Decrease) in Cash	-	(49)

Cash – Beginning of Period	-	1,015

Cash – End of Period	-	966

(The accompanying notes are an integral part of these condensed financial statements)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at September 30, 2018, the Company has generated no revenues, and has an accumulated deficit of $206,341. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Mitu Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

2.Summary of Significant Accounting Policies (continued)

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at September 30 and March 31, 2018, the Company had no cash equivalents.

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

f)Asset Retirement Obligations

As at September 30 and March 31, 2018, the Company has no asset retirement obligations.

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

i)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at September 30, and March 31, 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

4.Notes Payable

a)On February 14, 2018, the Company received a loan of $15,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand.  As at September 30, 2018, the Company recorded $937 (2017 - $nil) of accrued interest which is recorded in accounts payable and accrued liabilities.  During the period ended September 30, 2018, the Company recorded $937 (2017 - $nil) of interest expense.

Mitu Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

4.Notes Payable (continued)

b)On March 13, 2018, the Company received a loan of $2,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand.  As at September 30, 2018, the Company recorded $110 (2017 - $nil) of accrued interest which is recorded in accounts payable and accrued liabilities.  During the period ended September 30, 2018, the Company recorded $110 (2017 - $nil) of interest expense.

c)On March 28, 2018, the Company received a loan of $7,500 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand.  As at September 30, 2018, the Company recorded $382 (2017 - $nil) of accrued interest which is recorded in accounts payable and accrued liabilities.  During the period ended September 30, 2018, the Company recorded $382 (2017 - $nil) of interest expense.

d)On June 8, 2018, the Company received a loan of $5,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand. As at September 30, 2018, the Company recorded $156 (2017 - $nil) of accrued interest which is recorded in accounts payable and accrued liabilities.  During the period ended September 30, 2018, the Company recorded $156 (2017 - $nil) of interest expense.

e)On September 24, 2018, the Company received a loan of $5,750 from the director of the company, which is unsecured, bears interest at 10% per annum, and is due on demand.

5.Due to Related Party

a)As at September 30, 2018, the Company owes $131,229 (March 31, 2018 - $131,229) to the former President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)As at September 30, 2018, the Company owes $4,976 (March 31, 2018 - $nil) to the President and Director of the Company.  The amounts owing are unsecured, non-interest bearing, and due on demand.

6.Common Shares

a)On April 17, 2013, the Company issued 300,000 common shares to founders of the Company at $0.10 per share for proceeds of $30,000.

b)On September 13, 2018, the Company cancelled 8,000 common shares.

c)On September 18, 2018, the Company enacted a reverse split of its common shares on a 100:1 basis. All reference to share and per share amounts have been retroactively restated to affect the reverse stock split as if the transaction had taken place as of the beginning of the earliest period presented.

7.Subsequent Event

We have evaluated subsequent events through to the date of issuance of the financial statements, and did not have any material recognizable subsequent events after September 30, 2018.

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

RESULTS OF OPERATIONS

Working Capital

	September 30, 2018 $	March 31, 2018 $
Current Assets	5,201	1,754
Current Liabilities	181,542	159,305
Working Capital (Deficit)	(176,341)	(157,551)

Cash Flows

	Six months ended September 30, 2018 $	Six months ended September 30, 2017 $
Cash Flows used in Operating Activities	(10,750)	(22,049)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	10,750	22,000
Net increase (decrease) in Cash During Period	-	(49)

Operating Revenues

From April 17, 2013 (date of inception) to September 30, 2018, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

Three months ended September 30, 2018

For the three months ended September 30, 2018, the Company incurred operating expenses of $7,842 compared to operating expenses of $13,250 during the three months ended September 30, 2017.  The decrease in operating expenses was due to a decrease of $6,940 in transfer agent fees as the Company incurred costs for DTC eligibility in fiscal 2017.  The decrease was offset by an increase in professional fees of $1,513 due to legal fees that were incurred during fiscal 2018 that were not incurred in fiscal 2017.

In addition to operating expenses, the Company also incurred interest expense of $744 relating to interest on outstanding notes payable of $35,250.  There was no interest expense in the prior year as the Company did not have any notes payable.

For the three months ended September 30, 2018, the Company incurred a net loss of $8,586 and loss per share of $0.03 compared with a net loss of $13,250 and loss per share of $0.04 for the three months ended September 30, 2017.

Six months ended September 30, 2018

For the six months ended September 30, 2018, the Company incurred operating expenses of $17,405 compared to operating expenses of $21,869 during the six months ended September 30, 2017.  The decrease in operating expenses was due to a decrease of $8,779 in transfer agent fees as the Company incurred costs for DTC eligibility in fiscal 2017.  The decrease was offset by an increase in professional fees of $4,296 due to legal fees that were incurred during fiscal 2018 that were not incurred in fiscal 2017.

In addition to operating expenses, the Company also incurred interest expense of $1,385 relating to interest on outstanding notes payable of $35,250.  There was no interest expense in the prior year as the Company did not have any notes payable.

For the six months ended September 30, 2018, the Company incurred a net loss of $18,790 and loss per share of $0.06 compared with a net loss of $21,869 and loss per share of $0.07 for the six months ended September 30, 2017.

Liquidity and Capital Resources

As at September 30, 2018, the Company had cash of $nil and total assets of $5,201 compared with cash and total assets of $1,754 at March 31, 2018.  The decrease in cash was due to the fact that the Company had limited cash flows and the increase in total assets was due to the prepayment of legal and transfer agent expenses as at September 30, 2018.

As at September 30, 2018, the Company had total liabilities of $181,542 compared with total liabilities of $159,305 at March 31, 2018. The increase in total liabilities was attributed to an increase in notes payable of $5,000, as the Company received additional cash proceeds from the issuance of a note payable, which is unsecured, bears interest at 10% per annum, and is due on demand, an increase of $5,750 in related party payables due to the issuance of a loan payable which is unsecured, bears interest at 10% per annum, and is due on demand.  In addition, accounts payable and accrued liabilities increased by $6,511 as the Company had insufficient cash to pay outstanding obligations as they became due, and amounts due to related parties increased by $4,976 due to additional payment of day-to-day expenses incurred by management during the period.

As at September 30, 2018, the Company had a working capital deficit of $176,341 compared with a working capital deficit of $157,551 at March 31, 2018.  The increase in working capital deficit was due to the payment of operating costs relating to the Company’s operations that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the six months ended September 30, 2018, the Company used cash in operating activities of $10,750 compared with $22,049 during the six months ended September 30, 2017.  The use of cash for operating activities is comparable to prior year and is reflective of the fact that the Company has minimal operations as it continues its development.

Cash Flow from Investing Activities

During the six months ended September 30, 2018 and 2017, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended September 30, 2018, the Company received cash of $5,000 from the issuance of a non-related note payable, which is unsecured, bears interest at 10% per annum, and is due on demand, and $5,750 from a related party note payable which is unsecured, bears interest at 10% per annum, and is due on demand.  During the six months ended September 30, 2017, the Company received $22,000 of cash from the former President and Director of the Company for financing activities.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of September 30, 2018.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended September 30, 2018.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to other information set forth in this report, you should carefully consider the risk factors described in our Registration Statement on Form 10-K, which was filed on July 16, 2018. Those factors could materially affect our business, financial condition or future results. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial may also have a materially adverse effect on our business, financial condition and/or operating results.

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

Item 5. Other Information

On September 6, 2018, Mr. Jairo A. Garcia requested to have cancelled and returned to the Company’s treasury eight thousand (8,000) shares of the Company’s common stock beneficially owned by him.  On September 13, 2018, the common shares were cancelled. Immediately after the cancellation, the Company has two hundred and ninety two thousand (292,000) common shares issued and outstanding.

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITU RESOURCES INC.

Date:	February 18, 2019	By:	/s/ Simeon Leonardo Reyes Francisco
Simeon Leonardo Reyes Francisco
President, Chief Executive Officer, Chief Financial Officer, and Secretary