Form 10-Q
period 2018-12-31
MITU Resources Inc.
filed 2019-03-18
CIK 1609880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended December 31, 2018

or

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

The number of shares of the Registrant’s common stock, par value $.001 per share, outstanding as of March 18, 2019 was 292,000.

Mitu Resources Inc.

December 31, 2018

Index

Condensed Balance Sheets (unaudited)3

Condensed Statements of Operations (unaudited)4

Statement of Stockholders’ Equity5

Condensed Statements of Cash Flows (unaudited)6

Notes to the Condensed Financial Statements (unaudited)7

Mitu Resources Inc.

Condensed Balance Sheets

(Expressed in U.S. dollars)

	December 31, 2018 $	March 31, 2018 $
	(unaudited)
ASSETS

Current Assets

Prepaid expense	2,020	1,754

Total Assets	2,020	1,754

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable and accrued liabilities	14,476	3,576
Notes payable (Note 4)	29,500	24,500
Notes payable – related party (Note 4)	5,750	–
Due to related party (Note 5)	136,205	131,229

Total Liabilities	185,931	159,305

Stockholders’ Equity

Common Stock Authorized: 70,000,000 common shares, with par value $0.001 Issued and outstanding: 292,000 and 300,000 common shares, respectively	292	300
Additional paid-in capital	29,708	29,700
Accumulated Deficit	(213,911)	(187,551)

Total Stockholders’ Equity (Deficit)	(183,911)	(157,551)

Total Liabilities and Stockholders’ Equity (Deficit)	2,020	1,754

(The accompanying notes are an integral part of these condensed financial statements)

Mitu Resources Inc.

Condensed Statements of Operations

(Expressed in U.S. dollars)

(unaudited)

	For the three months ended December 31, 2018	For the three months ended December 31, 2017	For the nine months ended December 31, 2018	For the nine months ended December 31, 2017
	$	$	$	$

Revenue	–	–	–	–

Operating Expenses

General and administrative	1,296	330	1,315	330
Professional fees	4,851	3,500	18,897	13,250
Transfer agent fees	535	1,665	3,875	13,784
Total operating expenses	6,682	5,495	24,087	27,364

Loss Before Other Expenses	(6,682)	(5,495)	(24,087)	(27,364)

Other Expense

Interest expense	(888)	–	(2,273)	–

Net Loss	(7,570)	(5,495)	(26,360)	(27,364)

Net Loss Per Share – Basic and Diluted	(0.03)	(0.02)	(0.09)	(0.09)

Weighted Average Shares Outstanding	292,000	300,000	296,829	300,000

(The accompanying notes are an integral part of these condensed financial statements)

Mitu Resources Inc.

Statement of Stockholders’ Equity

(Expressed in U.S. dollars)

(unaudited)

	Common Stock		Additional

	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance, March 31, 2018	300,000	300	29,700	(187,551)	(157,551)

Cancellation of shares	(8,000)	(8)	8	–	–

Net loss for the period	–	–	–	(26,360)	(26,360)

Balance, December 31, 2018	292,000	292	29,708	(213,911)	(183,911)

	Common Stock		Additional

	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
	#	$	$	$	$

Balance, March 31, 2017	300,000	300	29,700	(134,165)	(104,165)

Net loss for the period	–	–	–	(27,364)	(27,364)

Balance, December 31, 2017	300,000	300	29,700	(161,529)	(131,529)

(The accompanying notes are an integral part of these condensed financial statements)

Mitu Resources Inc.

Condensed Statements of Cash Flows

(Expressed in U.S. dollars)

(unaudited)

	For the nine months ended December 31, 2018	For the nine months ended December 31, 2017
	$	$
Operating Activities

Net loss	(26,360)	(27,364)

Changes in operating assets and liabilities:

Prepaid expense	(266)	–
Accounts payable and accrued liabilities	10,900	120
Due to related parties	4,976	–

Net Cash Used In Operating Activities	(10,750)	(27,244)

Financing Activities

Proceeds from related party	-	26,229
Proceeds from notes payable	10,750	–

Net Cash Provided By Financing Activities	10,750	26,229

Increase (Decrease) in Cash	–	(1,015)

Cash – Beginning of Period	–	1,015

Cash – End of Period	–	–

(The accompanying notes are an integral part of these condensed financial statements)

Mitu Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

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

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2018, the Company has generated no revenues, and has an accumulated deficit of $213,911. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from the Company's future business. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31 and March 31, 2018, the Company had no cash equivalents.

Mitu Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

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

f)Asset Retirement Obligations

As at December 31 and March 31, 2018, the Company has no asset retirement obligations.

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

i)Comprehensive Loss

ASC 220, Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at December 31 and March 31, 2018, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

(unaudited)

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

4.Notes Payable

a)On February 14, 2018, the Company received a loan of $15,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand. As at December 31, 2018, the Company recorded $1,315 (2017 - $nil) of accrued interest which is recorded in accounts payable and accrued liabilities. During the period ended December 31, 2018, the Company recorded $1,315 (2017 - $nil) of interest expense.

b)On March 13, 2018, the Company received a loan of $2,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand. As at December 31, 2018, the Company recorded $161 (2017 - $nil) of accrued interest which is recorded in accounts payable and accrued liabilities. During the period ended December 31, 2018, the Company recorded $161 (2017 - $nil) of interest expense.

c)On March 28, 2018, the Company received a loan of $7,500 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand. As at December 31, 2018, the Company recorded $571 (2017 - $nil) of accrued interest which is recorded in accounts payable and accrued liabilities. During the period ended December 31, 2018, the Company recorded $571 (2017 - $nil) of interest expense.

Mitu Resources Inc.

Notes to the Condensed Financial Statements

(Expressed in U.S. dollars)

(unaudited)

4.Notes Payable (continued)

d)On June 8, 2018, the Company received a loan of $5,000 from a non-related company, which is unsecured, bears interest at 10% per annum, and is due on demand. As at December 31, 2018, the Company recorded $282 (2017 - $nil) of accrued interest which is recorded in accounts payable and accrued liabilities. During the period ended December 31, 2018, the Company recorded $282 (2017 - $nil) of interest expense.

e)On September 24, 2018, the Company received a loan of $5,750 from the director of the company, which is unsecured, bears interest at 10% per annum, and is due on demand. As at December 31, 2018, the Company recorded $145 (2017 - $nil) of accrued interest which is recorded in accounts payable and accrued liabilities. During the period ended December 31, 2018, the Company recorded $145 (2017 - $nil) of interest expense.

5.Due to Related Party

a)As at December 31, 2018, the Company owes $131,229 (March 31, 2018 - $131,229) to the former President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

b)As at December 31, 2018, the Company owes $4,976 (March 31, 2018 - $nil) to the President and Director of the Company. The amounts owing are unsecured, non-interest bearing, and due on demand.

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

7.Subsequent Event

(a)On December 8, 2018, the Company entered into a loan agreement with a non-related party for proceeds of $20,000 which is unsecured, bears interest at 10% per annum, and is due on demand. The Company received the proceeds on February 13, 2019.

(b)On March 11, 2019, the Company entered into an agreement and plan of merger (the “Agreement”) with Alphacom Holdings, Inc., a newly formed and wholly-owned subsidiary of the Company, for the sole purchase of enacting a name change to “Alphacom Holdings, Inc.”.

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

RESULTS OF OPERATIONS

Working Capital

	December 31, 2018 $	March 31, 2018 $
Current Assets	2,020	1,754
Current Liabilities	185,931	159,305
Working Capital (Deficit)	(183,911)	(157,551)

Cash Flows

	Nine months ended December 31, 2018 $	Nine months ended December 31, 2017 $
Cash Flows used in Operating Activities	(10,750)	(27,244)
Cash Flows from (used in) Investing Activities	-	-
Cash Flows from (used in) Financing Activities	10,750	26,229
Net increase (decrease) in Cash During Period	-	(1,015)

Operating Revenues

From April 17, 2013 (date of inception) to December 31, 2018, the Company has not earned any revenues from its operations.

Operating Expenses and Net Loss

Three months ended December 31, 2018

For the three months ended December 31, 2018, the Company incurred operating expenses of $6,682 compared to operating expenses of $5,495 during the three months ended December 31, 2017. The increase in operating expenses was due to an increase of $966 of general and administrative costs and an increase of $1,351 in professional fees due to legal fees for general purposes during the period, which was offset by a decrease of $1,130 in transfer agent fees.

In addition to operating expenses, the Company also incurred interest expense of $888 relating to interest on outstanding notes payable of $35,250. There was no interest expense in the prior year as the Company did not have any notes payable.

For the three months ended December 31, 2018, the Company incurred a net loss of $7,570 and loss per share of $0.03 compared with a net loss of $5,495 and loss per share of $0.02 for the three months ended December 31, 2017.

Nine months ended December 31, 2018

For the nine months ended December 31, 2018, the Company incurred operating expenses of $24,087 compared to operating expenses of $27,364 during the nine months ended December 31, 2017. The decrease in operating expenses was due to a decrease of $9,909 in transfer agent fees as the Company incurred costs for DTC eligibility in fiscal 2017. The decrease was offset by an increase in professional fees of $5,647 due to legal fees that were incurred during fiscal 2018 that were not incurred in fiscal 2017.

In addition to operating expenses, the Company also incurred interest expense of $2,273 relating to interest on outstanding notes payable of $35,250. There was no interest expense in the prior year as the Company did not have any notes payable.

For the nine months ended December 31, 2018, the Company incurred a net loss of $26,360 and loss per share of $0.09 compared with a net loss of $27,364 and loss per share of $0.09 for the nine months ended December 31, 2017.

Liquidity and Capital Resources

As at December 31, 2018, the Company had cash of $nil and total assets of $2,020 compared with cash and total assets of $1,754 at March 31, 2018. The decrease in cash was due to the fact that the Company had limited cash flows and the increase in total assets was due to the prepayment of legal and transfer agent expenses as at December 31, 2018.

As at December 31, 2018, the Company had total liabilities of $185,931 compared with total liabilities of $159,305 at March 31, 2018. The increase in total liabilities was attributed to an increase in notes payable of $5,000, as the Company received additional cash proceeds from the issuance of a note payable, which is unsecured, bears interest at 10% per annum, and is due on demand, an increase of $5,750 in related party payables due to the issuance of a loan payable which is unsecured, bears interest at 10% per annum, and is due on demand. In addition, accounts payable and accrued liabilities increased by $10,900 as the Company had insufficient cash to pay outstanding obligations as they became due, and amounts due to related parties increased by $4,976 due to additional payment of day-to-day expenses incurred by management during the period.

As at December 31, 2018, the Company had a working capital deficit of $183,911 compared with a working capital deficit of $157,551 at March 31, 2018. The increase in working capital deficit was due to the payment of operating costs relating to the Company’s operations that exceeded cash from financing activities during the period.

Cash Flow from Operating Activities

During the nine months ended December 31, 2018, the Company used cash in operating activities of $10,750 compared with $27,244 during the nine months ended December 31, 2017. The use of cash for operating activities is comparable to prior year and is reflective of the fact that the Company has minimal operations as it continues its development.

Cash Flow from Investing Activities

During the nine months ended December 31, 2018 and 2017, the Company did not have any investing activities.

Cash Flow from Financing Activities

During the nine months ended December 31, 2018, the Company received cash of $5,000 from the issuance of a non-related note payable, which is unsecured, bears interest at 10% per annum, and is due on demand, and $5,750 from a related party note payable which is unsecured, bears interest at 10% per annum, and is due on demand. During the nine months ended December 31, 2017, the Company received $26,229 of cash from the former President and Director of the Company for financing activities.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk

None.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the evaluation, both the Principal Executive Officer and the Principal Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, were not effective as of December 31, 2018.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Act of 1934) that materially affected, or is reasonably likely to materially affect, such internal control over financial reporting during the quarter ended December 31, 2018.

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

Item 5. Other Information

On or about March 11, 2019, Mitu Resources, Inc., a Nevada corporation (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with its newly formed and wholly owned subsidiary, Alphacom Holdings, Inc., a Nevada corporation (“Merger Sub”), for the sole purpose of changing its name to “Alphacom Holdings, Inc.” That same day, the Company filed Articles of Merger (the “Articles of Merger”) with the Nevada Secretary of State, merging the Merger Sub into the Company, which were stamped effective as of March 11, 2019. As permitted by the Section 92.A.180 of the Nevada Revised Statutes, the sole purpose and effect of the filing of Articles of Merger was to change the name of the Company to “Alphacom Holdings, Inc.”

The Company has also submitted to FINRA to make this name change effective, and has also requested a new symbol in connection therewith. That application is presently pending.

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

MITU RESOURCES INC.

Date:	March 15, 2019	By:	/s/ Simeon Leonardo Reyes Francisco
Simeon Leonardo Reyes Francisco
President, Chief Executive Officer, Chief Financial Officer, and Secretary